Form 10-K405
period 1996-12-31
ZARING NATIONAL CORP
filed 1997-03-28
CIK 1034898

                                 WASHINGTON, D.C. 20549

                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 0-21692

                               ZARING HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                         31-1071348
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

11300 Cornell Park Drive, Suite 500, Cincinnati, Ohio       45242-1825
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                  513-489-8849
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to section 12(g) of the Act:

                        Common Shares, without par value
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                        YES   X   NO
                           ------   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ('229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                        YES   X   NO
                           ------   -------

As of March 24, 1997, there were 4,781,080 common shares issued and outstanding, and the aggregate market value of those shares held by non-affiliates of the registrant was approximately $16,479,417. Solely for the purpose of this calculation, all directors and executive officers were excluded as affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996 (Parts II and IV).

2. Portions of the registrant's Proxy Statement and Prospectus for the Annual Meeting of Shareholders to be held on May 8, 1997 (Part III).

                                     PART I
                                     ------

ITEM 1. BUSINESS

GENERAL

Zaring Homes, Inc. (the "Company") is a leading builder of single-family detached homes in the Cincinnati, Ohio/Northern Kentucky; Nashville, Tennessee; Raleigh, North Carolina; and Indianapolis, Indiana metropolitan areas. In the second quarter 1996, the Company entered the metropolitan markets of Charlotte, North Carolina and Louisville, Kentucky. In the fourth quarter of 1996, it entered the Knoxville, Tennessee market.

The Company identifies existing markets for housing, then purchases and develops land, and designs, constructs and sells single-family detached homes to meet demand. The Company focuses upon building distinctive, quality communities. The Company designs and develops communities with homes with varying architectural styles and models with the goal of creating inviting neighborhoods. The Company builds homes with an emphasis on classic exterior elevations, innovative interior design and quality construction with attention to detail. The Company has a reputation for on-time, on-budget construction.

The Company traditionally has marketed to the "move-up" market, comprised of individuals who previously owned a principal residence. In executing this strategy, the Company has broadened its range of products, building homes that range in size from 1,400 square feet to 4,300 square feet at prices that range from approximately $140,000 to $400,000.

The Company was founded in 1964 and 1996 was its thirty-second consecutive year of profitability. On June 2, 1993, the Company completed its initial public offering of 2,000,000 Common Shares.

OPERATING STRATEGY

The Company's business strategy focuses on three elements:

Professional Management and Employee Involvement. The Company places a high value on, and dedicates substantial resources to, the continual development of a professional management team and the motivated involvement of all of its employees. Each aspect of the Company's operations is managed by experienced homebuilding professionals who are guided by proven systems and procedures refined through years of interactive experience with customers, suppliers and employees. Examples include the use of Quality Teams and other total quality management concepts, just-in-time inventory, and employee incentive programs which include substantially all of the employees of the Company. The Company strives to involve all of its employees in its mission to achieve complete customer satisfaction.

Diversified Product Offering. The Company has a number of architectural styles and floor plans. Quality construction, on-time delivery, and customer satisfaction are hallmarks of the Company's products. The Company's diversified product offering allows access to a broad market and provides the flexibility to respond quickly to changes in market demand and preferences. This diversified product line increases the number of sites available for development by the Company. This allows the Company to concentrate on developing a specific geographic market through several price points thereby increasing its presence, knowledge, growth opportunities and overall efficiency in such market.

Return on Investment-Based Financial Discipline. The Company follows a well-defined financial policy governed by targeted return on investment criteria. This approach influences critical management decisions including land acquisition, inventory levels, debt financing, capital expenditures and employee compensation. Up to one-half of the annual compensation that can be earned by members of senior management is based on the achievement of return on investment goals.

MARKETS

Prior to 1994, the Company conducted its operations in two metropolitan areas:
Cincinnati, Ohio and Nashville, Tennessee. During 1994, the Company expanded into two new metropolitan areas: Raleigh, North Carolina and Indianapolis, Indiana. In addition, in 1996 the Company expanded into Charlotte, North Carolina, Louisville, Kentucky and Knoxville, Tennessee. The Company believes that each of these metropolitan areas have similar characteristics such as relatively low unemployment, steady job growth, diversification of industry, and satisfactory infrastructure and transportation facilities.

Cincinnati

The Company operates in four counties in Ohio and two counties in Northern Kentucky, which constitutes six of the twelve counties in the Cincinnati metropolitan statistical area, offering homes that range in price from $143,000 to $400,000 in 27 communities. The Company believes that the continued customer response in this market supports the Company's strategy of offering multiple product lines differentiated by price point in the same market.

Nashville

The Company operates in two of the eight counties in the Nashville metropolitan statistical area, offering homes that range in price from $170,000 to $300,000 in ten communities. Since entering the Nashville market in 1986, the Company has sold more than 1,000 homes in over twenty communities. The product line has been expanded to now encompass homes ranging from 1,700 square feet to 3,200 square feet, and such expansion has provided the Company with significant growth opportunities within the area.

Indianapolis

The Company operates in one of the nine counties in the Indianapolis metropolitan statistical area, offering homes that range in price from $174,000 to $400,000 in five communities. The product line has been expanded to encompass homes ranging from 2,000 square feet to 3,500 square feet.

Raleigh

The Company operates in one of the six counties which comprise the Raleigh-Durham-Chapel Hill metropolitan statistical area, offering homes ranging in price from $177,000 to $350,000 in seven communities.

Charlotte

The Company operates in two of the seven counties which comprise the greater Charlotte-Gastonia-Rockhill metropolitan statistical area, offering homes ranging in price from $215,000 to $350,000 in two communities.

Louisville

The Company operates in one of the seven counties in the Louisville metropolitan statistical area, offering homes ranging in price from $195,000 to $400,000 in one community.

Knoxville

The Company operates in one of the six counties which comprise the Knoxville metropolitan statistical area. The Company will market homes ranging from $190,000 to $250,000 in one community.

THE COMPANY'S PRODUCTS

The Company's homes generally are purchased for occupancy as primary residences and are built in a variety of models. The base price of each home includes standard features such as insulated glass windows, one or more fireplaces, equipped kitchens and landscaping. Additionally, the Company provides a complete list of pre-priced options, ranging from extra electrical outlets to bonus rooms, three-car garages and flex space additions. Such options permit a buyer to personalize the home and should result in incremental profits to the Company.

The Company uses the same portfolio of home designs in similar communities. The Company develops new designs to replace existing ones as part of its continuing effort to ensure that its homes are responsive to market trends and requirements. For new designs, the Company engages a number of unaffiliated architectural firms supervised by an in-house architectural group. During the design phase, all plans are reviewed by management and by professionals outside the Company to attempt to ensure that the plans meet the needs of the target market and are engineered for the most effective production techniques and the most economical usage of materials.

Upon approval of a new home design, a prototype is constructed and evaluated. During construction, all of those involved in planning, as well as sales personnel, tour the home to analyze its design. The Company also shows the prototype to potential customers and actively seeks customer input.

MARKETING AND SALES

The Company markets its homes primarily to customers who previously have purchased a principal residence (the so-called "move-up" buyer), emphasizing high quality construction, distinctive communities and customer satisfaction. However, the Company has expanded its product line into more moderately priced homes to offer homes that appeal to first-time buyers and others desiring a home in this price range.

The Company's homes are sold primarily through its own staff of Sales Managers who are compensated on a salary plus commission basis. The Company's marketing efforts emphasize furnished model homes. The furnished models in all communities are open seven days a week, and are staffed by Sales Managers who consult with the prospective customer regarding floor plans, elevations and available options. At December 31, 1996, the Company maintained 51 furnished model homes. The Company cooperates with outside real estate agents to whom it pays commissions at market rates. The Company utilizes other marketing tools including the Multiple Listing Service, local newspaper advertisements, promotions, newsletters to realtors, entrance signs and illustrated brochures, all of which utilize the Zaring name.

The Company's homes are sold pursuant to standard sales contracts. These contracts generally require a customer to make a deposit of approximately 2% to 20% at the time of execution of the sales contract, depending on local competitive conditions. Contracts are generally subject to certain contingencies including the availability of mortgage financing to the purchaser. Contracts for the sale of homes are at fixed prices. Prices at which homes are offered normally increase from time to time during the sellout of the community (reflecting, in part, increased costs). The prices of homes vary with location as well as style, and standard and optional amenities.

The majority of the Company's homes are completed after a sales contract has been signed. The Company frequently commences construction of homes that are held "under roof," with completed exteriors, as inventory for sale ("Market Homes"). This practice limits funds committed to construction of the house, but at the same time permits rapid completion of the interior of the home to a purchaser's specifications upon execution of a sales contract. The Company has Market Homes in each community, in order to offer a range of homes to prospective buyers and to be able to complete a house for occupancy in approximately the same length of time as required for a loan closing in the resale market. Some sales are of completed homes, including model homes no longer needed for the Company's marketing efforts. At December 31, 1996, the Company had 116 Market Homes at various stages of completion. Market Homes are not reflected in the Company's backlog until placed under a purchase contract by a third-party purchaser.

BACKLOG AND INVENTORY

The Company's backlog consists of homes for which the Company has entered into a sales contract, but which it has not yet delivered. As of December 31, 1996, the Company had a backlog of 263 units under contract, with a sales value of $64.2 million, substantially all of which will be completed within 120 days. Construction of homes in backlog is financed using cash flow from operations and not through construction loans.

CONSTRUCTION

The Company enjoys a reputation as a quality builder, and has for some time practiced Total Quality Management. The Company acts as its own general contractor and engages subcontractors for substantially all of the construction of its homes under the supervision of on-site Quality Teams employed by the Company. Each Quality Team is composed of a Builder and two to four Associate Builders. The Quality Team coordinates subcontracting activities and supervises construction work and quality control. The Quality Team also is responsible for delivery of the new home it has constructed and Quality Teams are rewarded with incentive bonuses for achieving a high level of customer satisfaction. A Customer Care Team is assigned to service the homes after it has closed.

The Company selects subcontractors and suppliers based on past performance, reputation, quality, ability to perform and value. The Company typically attempts to negotiate one-year arrangements with subcontractors and suppliers. Agreements with subcontractors and suppliers typically provide for a fixed price for labor and materials. Such suppliers and subcontractors cannot raise prices to the Company on any house on which there is a sales contract. Many of the Company's subcontractors have worked with the Company for 10 years or more. The Company recognizes that its subcontractors and suppliers are an integral part of its success and honors those who excel in their performance by designating them as Master Contractors at an annual awards luncheon.

The Company does not have major investments in capital equipment, building supply inventories or component manufacturing facilities. It utilizes subcontractors and suppliers as part of a "just-in-time" inventory control system. The use of subcontractors minimizes the Company's payroll and increases its flexibility in responding to changes in the demand for housing. The Company utilizes a fast track scheduling system which generally enables it to complete its homes in less than 120 days from the date a building permit is issued. A Market Home normally can be completed within 60 days after a contract is signed.

The Company utilizes building components, such as wall panels, roof trusses, prehung doors and manufactured kitchen cabinets and stair rails, to control quality and reduce on-site labor. In addition to increasing construction efficiencies, the use of such components reduces the Company's vulnerability to weather delays, substantially reduces waste and theft, and allows the Company to better control material and labor costs.

The principal raw materials used in the construction of the Company's homes are brick, wood, concrete and other building materials, as well as plumbing and electrical supplies. All of these materials are generally available from a variety of sources, but are subject to periodic price fluctuations. The Company has attempted to reduce its exposure to such volatility through the use of engineered lumber products and pre-assembled building components purchased from third parties. To increase purchasing efficiency, the Company utilizes standardized building materials and products in its homes. Due to the Company's policy of carefully selecting its materials, suppliers and subcontractors, it has not experienced significant construction delays due to the unavailability of materials or subcontractors. The Company believes its relationships with its suppliers and subcontractors to be good.

The Company builds homes on a year-round basis, with minimal seasonal impact on its construction operations.

CUSTOMER SERVICE AND QUALITY CONTROL

The Company believes that its commitment to quality construction and customer service, as evidenced by its follow-up inspection and warranty program, enhances its competitive position. The Company grants a one-year limited warranty on materials and workmanship and passes on to its customers all warranties provided by manufacturers or suppliers of components installed in each home. The Company's warranty expense was $1,372,283, $312,934, and $398,570 in 1996, 1995,
and 1994, respectively. The increase in warranty expense in 1996 resulted in part from an increased number of warranty claims and from a shortening of the time to respond to warranty claims and make repairs. The Company's warranty program includes two inspections of the home by the home buyer and a member of the Quality Team which supervised construction of the home. The first inspection is conducted shortly before closing, and the other occurs approximately six months after occupancy. A Customer Care Manager has authority to make repairs under the warranty program to meet Company standards.

LAND ACQUISITION AND DEVELOPMENT

The Company typically buys unimproved land which has been approved for immediate development into finished lots. The Company does not buy land for speculation but only acquires real estate consistent with its planned building operations. In the past, the Company also has utilized joint ventures with both affiliated and non-affiliated parties to develop land. The Company anticipates that any future land development joint ventures will be with non-affiliated parties. The Company and the joint ventures in which it participates occasionally sell lots to other builders. The Company also builds in communities developed by affiliates and third parties. The Company generally seeks to build on parcels of 30 or more lots, whether those parcels are developed by it, affiliates or third parties.

In considering the suitability of unimproved land for development, the Company reviews such factors as proximity to existing developed areas; population growth patterns; availability of existing community services such as sewers, water, gas, electricity and schools; employment growth rates; the anticipated absorption rates for new housing; transportation availability; and the estimated costs of development. Development activities include obtaining any necessary zoning, environmental and other regulatory approvals and constructing roads, sewers, drainage systems, recreational facilities and other improvements. In general, the Company has been able to obtain the government approvals required for the development of land and construction of homes on a timely basis, in part due to its reputation for adding value to an area through the construction of high-quality, attractive communities.

The Company generally purchases unimproved land pursuant to contingent purchase contracts, making only a nominal refundable deposit on the property. Closing of the land purchase is made contingent upon, among other things, the Company's successful completion of its own economic, geologic, environmental, engineering and other feasibility studies and the Company's ability to obtain all requisite approvals from government agencies to develop the land.

At December 31, 1996, the Company owned approximately 879 lots and undeveloped land which will be developed into approximately 414 lots. The Company also had under contract, subject to the satisfaction of the Company's purchase contingencies and exercise of option agreements, 510 lots and undeveloped land which, if purchased, would be developed into approximately 1,880 lots. Of the lots under contract below 582 of the 2,390 are subject to performance contracts.

                                                                                 December 31, 1996
                                              -------------------------------------------------------------------------------------
                                                            Land Owned                       Land Under Contract
                                                            ----------                       -------------------
                                                            Raw Land                               Raw Land
                                                            --------                               --------
                                              Finished     (Estimated    Sub-           Finished  (Estimated     Sub-
                                              --------     ----------    ----           --------  ----------     ----
                                                Lots         Lots)      Total            Lots         Lots       Total        Total
                                                ----         -----      -----            ----         ----       -----        -----
Mid-West...........................              530          128         658             433          856       1,289        1,947
Mid-South..........................              349          286         635              77        1,024       1,101        1,736
                                                 ---          ---       -----             ---        -----       -----        -----
  Company Totals...................              879          414       1,293             510        1,880       2,390        3,683
                                                 ===          ===       =====             ===        =====       =====        =====

CUSTOMER FINANCING

The Company does not finance the purchase of homes in its communities and does not contemplate doing so. Virtually all of the Company's customers utilize first mortgage financing obtained from independent third parties, which typically requires down payments of 20%.

The Company attempts to assist its customers in arranging traditional mortgage financing with third-party lenders through Blue Chip Mortgage Company, a Cincinnati, Nashville and Raleigh mortgage broker, in which the Company owns a 50% interest. In 1996, Blue Chip Mortgage Company assisted approximately 15% of the Company's customers in obtaining mortgages. Revenues from the operations of Blue Chip Mortgage Company are not material to the Company.

OTHER OPERATIONS

The Company entered into a joint venture in 1996 to complete the development/marketing of a limited number of lots in Tampa, Florida. The Company also has limited lot inventory in Salt Lake City, Utah. The majority of the lots in both cities are under separate contracts to sell. The Company has no present intentions of building homes in either of these markets.

COMPETITION

The homebuilding business is highly competitive. The Company competes in each of its local market areas with numerous national, regional, and local homebuilders, some of which have greater financial and other resources than the Company. The Company competes primarily on the basis of location, quality, reputation, service, design and price. At this time, the Company views the home resale market, rather than other builders of new homes, as its principal competition in all of its geographic markets. The Company attempts to meet the competition from the home resale market by offering benefits which that market cannot provide, notably the latest design features, the flexibility to select interior and exterior finishes and a new home warranty. In addition, the Company competes with other homebuilders in the acquisition of undeveloped property for home construction.

EMPLOYEES

At December 31, 1996, the Company had 307 full-time employees and 27 part-time employees.

ITEM 2.  PROPERTIES

The Company's corporate and Cincinnati offices are located at 11300 Cornell Park Drive, Cincinnati, Ohio 45242. These offices occupy approximately 19,439 square feet under a lease which expires in December 2006. Other locations at which the Company operates are:

Nashville, Tennessee                                                   Charlotte, North Carolina
--------------------                                                   -------------------------
One Brentwood Commons, Suite 220                                       1043 East Morehead Street, Suite 200
750 Old Hickory Blvd.                                                  Charlotte, NC  28204
Brentwood, TN  37027                                                   Size:  3,272 Sq. Ft.
Size:  3,607 Sq. Ft.                                                   Lease Expiration Date:  June 1999
Lease Expiration Date:  October 1998

                                                                       Louisville, Kentucky
                                                                       --------------------
5115 Maryland Way, Suites 39 and 209                                   303 Hurstbourne Parkway, Suite 100
Brentwood, TN  37027                                                   Louisville, KY  40222
Size:  N/A                                                             Size:  2,601 Sq. Ft.
Lease Expiration Date:  September 1997                                 Lease Expiration Date:  June 2001

Raleigh, North Carolina                                                Zaring Homes Design Center Cincinnati
-----------------------                                                -------------------------------------
4700 Homewood Court, Suite 115                                         5883-5885 Pfeiffer Road
Raleigh, NC  27609                                                     Cincinnati, OH  45242
Size:  3,878 Sq. Ft.                                                   Size:  7,512 Sq. Ft.
Lease Expiration Date:  October 1997                                   Lease Expiration Date:  November 2001

Indianapolis, Indiana                                                  Zaring Holdings, Inc.
---------------------                                                  ---------------------
11555 N. Meridian Street, Suite 530                                    181 Wind Chime Court, Suite 204
Carmel, IN  46032                                                      Raleigh, NC  27615
Size:  2,776 Sq. Ft.                                                   Size:  544 Sq. Ft.
Lease Expiration Date:  November 1999                                  Lease Expiration Date:  February 1999


ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to real estate, environmental zoning, and other matters, which seek remedies or damages. The Company believes that any liability that may finally be determined will not have a material effect on its financial position, cash flows, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT (DURING 1996).

The names, ages and positions of the executive officers of the Company are as follows:

     Name                            Age                             Title
                               (as of 1/1/96)
                               --------------
Allen G. Zaring, III                54               Chairman of the Board and Executive Committee
George E. Casey, Jr.                50               President and Chief Executive Officer
Ronald G. Gratz                     49               Vice President and Chief Financial Officer
Jeffrey T. Hebeler                  33               Senior Vice President of Land Development
J. Stephen Jellicorse               39               HomeMax, Inc. President
Matthew S. Massarelli               29               Vice President and General Counsel
Mary F. Miller                      28               Treasurer
Patricia A. Payne                   47               Corporate Vice President of Marketing
Theresa J. Peard                    46               Assistant Vice President of Administration and Secretary
Richard J. Bell                     41               Mid-South Regional President
Daniel W. Jones                     37               Mid-West Regional President
David P. Clark                      41               Indianapolis Divisional President
Peter A. Hils                       38               Cincinnati Divisional President
John H. Hodsdon                     42               Nashville Divisional President
Richard K. Johnsen                  53               Louisville Divisional President
Michael E. McLendon                 40               Charlotte Divisional President
Stephen J. Tuckerman                29               Raleigh Divisional President

ALLEN G. ZARING III formed the principal predecessor to the Company in 1964 and is currently Chairman of the Board. Mr. Zaring has a B.S. in Economics and Finance from Babson College. He is a graduate of the Owner/President's Management Program of the Harvard Graduate School of Business. Mr. Zaring also serves as a director of PNC Bank, Ohio, National Association, and is a member of the Board of Advisors of the Blue Chip Venture Capital Fund, both located in Cincinnati, Ohio.

GEORGE E. CASEY, JR. joined the Company in 1995 as President and Chief Executive Officer. He was Senior Vice President of Operations of Realen Homes, and since 1989, served as Vice President, Corporate Operations, and Chief Financial Officer. He also served as Senior Vice President for Toll Brothers. Mr. Casey has an M.B.A. from The Wharton School of the University of Pennsylvania and a B.S. in Environmental Engineering from Rensselaer Polytechnic Institute.

RONALD G. GRATZ joined the Company in 1995 as Vice President and Chief Financial Officer. He was the Treasurer of Borror Corporation since 1979 and Chief Financial Officer since 1992. Mr. Gratz is a Certified Public Accountant registered in the State of Ohio and has a B.S. in Business Administration and Accounting from Ohio State University.

JEFFREY T. HEBELER joined the Company in 1986 as Development Superintendent. He served as Vice President of Land Development from 1992 to 1994. Mr. Hebeler became Senior Vice President of Land Development in 1994. He received a B.S. in Urban Planning from the University of Cincinnati.

J. STEPHEN JELLICORSE joined the Company in 1994 as Raleigh Regional President. In November 1995, Mr. Jellicorse became President of Zaring Holdings, Inc. In 1996, Mr. Jellicorse became President of HomeMax, Inc. He was President and Owner of Development Research Corporation and Southern Heritage Homes in Wake Forest, North Carolina for five years prior to joining the Company. Mr. Jellicorse has an M.B.A. from the University of North Carolina, a B.S. in Business and Finance from the University of Texas, and a B.S. in Chemical Engineering from Tennessee Technological University.

MATTHEW S. MASSARELLI joined the Company in 1996 as Vice President and General Counsel. He was Associate Attorney for Caterpillar Financial Services Corporation, Nashville, Tennessee from April 1996 to September 1996. From 1991 to April 1996, Mr. Massarelli was an Attorney with Frost & Jacobs LLP, Cincinnati, Ohio. Mr. Massarelli received a J.D. from Case Western Reserve University and a B.S in Finance from Miami University.

MARY F. MILLER joined the Company in 1995 as Accounting Manager and Director of Internal Audit. In September 1995, Ms. Miller was promoted to Treasurer. Prior to joining the Company, she was Controller of Continental Broadcasting, Ltd. From 1989 to 1993, Ms. Miller was Senior Auditor with Deloitte and Touche. Ms. Miller is a Certified Public Accountant registered in the State of Ohio and has a B.S. in Accounting from Miami University.

PATRICIA A. PAYNE joined the Company in 1987 and served as Vice President of Merchandising from 1988 to 1993. In 1993, Ms. Payne was promoted to Corporate Vice President of Marketing. She received a B.A. from Edgecliff College.

THERESA J. PEARD joined the Company in 1989 and served as Office Manager and Administrative Assistant to the Chairman of the Board and President. In 1995, Ms. Peard was promoted to Corporate Assistant Vice President of Administration and Secretary. She received a B. S. degree in Business Administration and Human Services from the College of Notre Dame of Maryland.

RICHARD J. BELL was the Nashville Divisional President of the Company's operations in Nashville, Tennessee from 1989 to 1996. In 1996, he was promoted to Mid-South Regional President. Prior to joining the Company, he was the Division President of Catalina Homes located in Ft. Meyers, Florida and was associated with U.S. Home Corporation in Tampa, Florida. Mr. Bell received a B.A. and a B.S. from the University of South Florida.

DANIEL W. JONES joined the Company in 1982 as a production superintendent. He served as Vice President of Construction for the Company's Nashville Division from 1989 to 1992. Mr. Jones returned to Cincinnati in 1992 as Executive Vice President of Production and became Cincinnati Divisional President. In 1996, he was promoted to Mid-West Regional President. He received a B.S. in Construction from the University of Cincinnati.

DAVID P. CLARK joined the Company in 1994 as Indianapolis Divisional President. He was President of NUCO Homes of Carmel, Indiana for four years prior to joining the Company. He also served as Market Manager for Ryan Homes in both Indianapolis, Indiana and Pittsburgh, Pennsylvania. Mr. Clark has a B.S. in Industrial Management from the University of Akron.

PETER A. HILS joined the Company in 1986 as an Assistant Superintendent. He served as Vice President of Construction from 1994 to 1995. Mr. Hils became Corporate Vice President of Process Improvement in August 1995. In 1996, Pete was promoted to Divisional President in Cincinnati. He received an Associate of Construction Management from the University of Cincinnati.

JOHN H. HODSDON joined the Company in 1994 as Operations Manager. In 1996, he was promoted to Divisional President in Nashville. Prior to joining the Company, Mr. Hodsdon was Account Manager for PRC, Inc. from 1992 to 1993. He received a
B. S. degree in Architectural Engineering from the University of Texas.

RICHARD K. JOHNSEN joined the Company in 1996 as Louisville Divisional President. He was President of NTS Residential Development Company in Louisville, Kentucky from 1986 to 1995. Mr. Johnsen received a B.S. in Business from Colorado State University.

MICHAEL E. MCLENDON joined the Company in 1996 as Charlotte Divisional President. He was Divisional Production Manager for M/I Homes in Charlotte, North Carolina from 1994 until 1996. He served as Area Construction Manager for Fortis Homes in Charlotte, North Carolina from 1990 to 1994. Mr. McLendon received a B.A. from Lenoir Rhyne University.

STEPHEN J. TUCKERMAN joined the Company in 1991 as Director of Product Development in the Cincinnati Division. In 1995, he was promoted to Vice President of Marketing in the Nashville Division. He currently is the Raleigh Divisional President. Mr. Tuckerman received an M.B.A. in Finance from Xavier University and a B.S. from the University of Cincinnati.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information required by this item is set forth under the caption "1995 and 1996 Common Stock Price Range" on Page 32 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, and incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is set forth under the caption "Selected Financial Data" at Pages 30 through 31 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Pages 13 through 16 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth under the captions "Consolidated Financial Statements," "Notes to Consolidated Financial Statements", "Management's Responsibility For Financial Statements" and "Report of Independent Accountants" at Pages 17 through 29 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, and incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements with accountants on any accounting or financial disclosure occurred during the period covered by this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report under the caption "Executive Officers of the Registrant" since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with
Schedule 14A.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption "Executive Compensation" of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth under the caption "Security Ownership," of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption "Transactions Involving Directors and Executive Officers" of the registrant's definitive proxy statement, and incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Consolidated financial statements and the report of independent public accountants incorporated herein by reference to the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (Pages 17 through 29) filed as Exhibit 13.1:

            Report of Independent Public Accountants
            Consolidated Balance Sheets as of December 31, 1995 and 1996 Consolidated Statements of Income for the Years Ended December 31,
              1994, 1995 and 1996
            Consolidated Statements of Shareholders' Equity for the Years Ended
              December 31, 1994, 1995 and 1996
            Consolidated Statements of Cash Flows for the Years Ended December
              31, 1994, 1995 and 1996
            Notes to Consolidated Financial Statements

(a)2.   Financial Statement Schedules

        None

(a)3.   Exhibits required to be filed by Item 601 of Regulation S-K:


Exhibit Number      Description                                            Location
--------------      -----------                                            --------

     3.1            Amended Articles of Incorporation                      Incorporated by
                                                                           reference to Exhibit
                                                                           3.1 to Form S-1,
                                                                           Registration Number
                                                                           33-60512, effective
                                                                           May 25, 1993.

     3.2            Amended Regulations                                    Incorporated by
                                                                           reference to Exhibit
                                                                           3.2 to Form S-1.

     4.1            Specimen Common Share Certificate                      Incorporated by
                                                                           reference to Exhibit
                                                                           4.1 to Form S-1.

     10.1           Key Employees Stock Option Plan                        Incorporated by
                                                                           reference to Proxy
                                                                           Statement for Annual
                                                                           Meeting held
                                                                           April 20, 1995.

     10.2           Outside Directors Stock Option Plan                    Incorporated by
                                                                           reference to Exhibit
                                                                           10.2 to Form S-1.

     10.3           Form of Option Agreement for Key                       Incorporated by
                    Employees Stock Option Plan                            reference to Exhibit
                                                                           10.3 to Form S-1.

     10.4           Zaring Homes Retirement Benefit Plan and the           Incorporated by
                    Zaring Homes Inc. Retirement Benefit Plan              reference to Exhibit
                                                                           4.b to Form S-8,
                                                                           Registration Number
                                                                           33-85588, effective
                                                                           October 26, 1994.

     10.7           Loan Agreement between the Company and The             Incorporated by
                    Fifth Third Bank dated as of March 31, 1994            reference to Exhibit
                                                                           10.7 to Form 10-K 1994.

     10.8           Loan Agreement between the Company and The             Incorporated by
                    Provident Bank dated as of March 31, 1994              reference to Exhibit
                                                                           10.8 to Form 10-K 1994.



  Exhibit Number    Description                                              Location
  --------------    -----------                                              --------
     10.9           Loan Agreement between the Company and PNC               Incorporated by
                    Bank, Ohio, National Association dated                   reference to Exhibit
                    as of March 31, 1994                                     10.9 to Form 10-K 1994.

     10.11          Tax Indemnification Agreement                            Incorporated by
                                                                             reference to Exhibit
                                                                             10.11 to Form S-1.

     10.12          Operating Agreement of Zaring Homes of                   Incorporated by
                    Indiana, L.L.C.                                          reference to Exhibit
                                                                             10.12 to Form 10-K 1994.

     10.13          Zaring Homes Executive Deferred                          Incorporated by
                    Compensation Plan                                        reference to Exhibit
                                                                             10.13 to Form 10-K
                                                                             1995.

     10.14          Credit Agreement between the Company,                    Incorporated by
                    Zaring Holdings, Inc., Zaring Homes of                   reference to Exhibit
                    Indiana, LLC, Zaring Homes Kentucky, LLC                 10.14 to Form 10-Q
                    and PNC Bank, Ohio National Association,                 March 31, 1996.
                    as Agent, NationsBank, N.A. and The First
                    National Bank of Chicago as Co-Agents
                    dated as of May 9, 1996.

     13.1           Zaring Homes, Inc. 1996 Annual Report to                 *
                    Shareholders (furnished for the information
                    of the Securities and Exchange Commission
                    only and not to be deemed to be filed
                    as part of this Report, except for Pages 13
                    through 32, which material is incorporated
                    herein by reference).

     21.1           List of Subsidiaries                                     *

     23             Consent of Independent Public Accountant                 *


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ZARING HOMES, INC.


Date:  March 28, 1997                      By: /s/ Allen G. Zaring III
                                               ---------------------------------
                                                   Allen G. Zaring III
                                                   Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 28, 1997                      By: /s/ Allen G. Zaring III
                                               ---------------------------------
                                                   Allen G. Zaring III
                                                   Chairman of the Board


Date:  March 28, 1997                      By: /s/ George E. Casey, Jr.
                                               ---------------------------------
                                                   George E. Casey, Jr.
                                                   Director, President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Date:  March 28, 1997                      By: /s/ Ronald G. Gratz
                                               ---------------------------------
                                                   Ronald G. Gratz
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)


Date:  March 28, 1997                      By: /s/ Daniel W. Geeding
                                               ---------------------------------
                                                   Daniel W. Geeding
                                                   Director

Date:  March 28, 1997                      By: /s/ Robert N. Sibcy
                                               ---------------------------------
                                                   Robert N. Sibcy
                                                   Director


Date:  March 28, 1997                      By: /s/ John H. Wyant
                                               ---------------------------------
                                                   John H. Wyant
                                                   Director


Date:  March 28, 1997                      By: /s/ John R. Brooks
                                               ---------------------------------
                                                   John R. Brooks
                                                   Director


Date:  March 28, 1997                      By: /s/ Murat H. Davidson
                                               ---------------------------------
                                                   Murat H. Davidson
                                                   Director