Form 10-Q
period 1997-06-30
ZARING NATIONAL CORP
filed 1997-08-14
CIK 1034898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-22679

                           ZARING NATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           OHIO                                            31-1506058
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

11300 Cornell Park Drive, Suite 500, Cincinnati, Ohio          45242-1825
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

                      YES     X       NO
                            -----       -----

Number of common shares outstanding as of June 30, 1997: 4,780,827

                           ZARING NATIONAL CORPORATION

                                      INDEX



                                                                                       Page
                                                                                       ----

PART I  FINANCIAL INFORMATION

             Item 1  Consolidated Financial Statements

                       Consolidated Balance Sheets,
                           June 30, 1997 and 1996 (unaudited),
                           and December 31, 1996 (audited)...............................3

                       Consolidated Statements of Income (unaudited),
                           Three Months Ended June 30, 1997 and 1996
                           Six Months Ended June 30, 1997 and 1996.......................5

                       Consolidated Statement of Shareholders' Equity,
                           Six Months Ended June 30, 1997 (unaudited)....................6

                       Consolidated Statements of Cash Flows,
                           Six Months Ended June 30, 1997 and 1996 (unaudited)...........7

                       Notes to Consolidated Financial Statements (unaudited)............8

             Item 2    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..........................11

PART II      OTHER INFORMATION..........................................................16

             SIGNATURES.................................................................18

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           ZARING NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)

                                                         Unaudited
                                                           June 30,          December 31,
                                                    ----------------------   ------------
                                                       1997         1996          1996
                                                       ----         ----          ----

Cash and cash equivalents                           $  2,142      $  2,877      $  2,440
Accounts receivable                                      834           348           553
Inventories
     Site built single family homes                   46,769        45,614        47,664
     Land, development costs and finished lots        39,698        33,108        35,988
     Manufactured single family homes                  2,775             -             -
Property and equipment, net                            3,568         1,864         2,619
Investments in and advances to
    unconsolidated joint ventures                        581           886         1,086
Future tax benefits                                      675           801           675
Cash surrender value of life insurance and
     other assets                                      5,024         3,406         3,672
                                                    ========      ========      ========
                                                    $102,066      $ 88,904      $ 94,697
                                                    ========      ========      ========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ZARING NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                                 Unaudited
                                                                                  June 30,                      December 31,
                                                                   ----------------------------------------     --------------------
                                                                           1997                   1996                   1996
                                                                           ----                   ----                   ----
Liabilities:
     Revolving credit facility                                         $     20,750          $       8,095             $     15,500
     Term notes payable                                                      17,245                 20,245                   18,745
     Accounts payable and other accrued liabilities                          10,471                  9,427                    9,115
     Customer deposits                                                        2,648                  4,452                    2,549
     Income taxes payable                                                       762                    941                      107
                                                                      -------------         --------------           --------------
          Total liabilities                                                  51,876                 43,160                   46,016
                                                                      -------------         --------------           --------------
Commitments and contingencies
Shareholders' equity:
     Common shares, no par value, 18,000,000
       shares authorized, 4,780,827 issued and
       outstanding at June 30, 1997, 5,035,520 issued, and
       4,780,150 outstanding at
       June 30, 1996, and 5,036,480 issued and
       4,781,110 outstanding at December 31, 1996                            25,146                 25,136                   25,146
     Additional paid-in capital                                               5,678                  7,687                    7,687
     Retained earnings                                                       19,366                 14,928                   17,854
                                                                      -------------         --------------           --------------
                                                                             50,190                 47,751                   50,687
     Less Treasury shares, at cost, 255,370 shares at
       June 30, 1996 and December 31, 1996                                        -                 (2,007)                  (2,006)
                                                                      -------------         --------------           --------------
          Total shareholders' equity                                         50,190                 45,744                   48,681
                                                                      -------------         --------------           --------------

                                                                      $     102,066         $       88,904           $       94,697
                                                                      =============         ==============           ==============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ZARING NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                           Three Months Ended               Six Months Ended
                                                                                June 30,                        June 30,
                                                                      -----------------------------   ------------------------------
                                                                          1997            1996            1997             1996
                                                                      -------------   -------------   --------------   -------------
Net revenues:
    Site built single family homes                                        $ 52,463        $ 43,415         $ 95,564        $ 70,670
    Retail distribution manufactured single family homes                     1,410               -            2,422               -
                                                                      -------------   -------------   --------------   -------------
        Total net revenues                                                  53,873          43,415           97,986          70,670

Expenses:
    Cost of sales site built single family homes                            43,957          35,066           79,537          56,864
    Cost of sales retail distribution manufactured single
      family  homes                                                          1,102               -            1,857               -
    Interest                                                                   587             673            1,341           1,339
    Selling, general and administrative                                      6,471           5,262           12,763           9,480
                                                                      -------------   -------------   --------------   -------------
        Total expenses                                                      52,117          41,001           95,498          67,683

Other (income) expense                                                          29            (99)             (41)           (144)
                                                                      -------------   -------------   --------------   -------------

Income before provision for income taxes                                     1,727           2,513            2,529           3,131

Income taxes                                                                   695             990            1,017           1,230
                                                                      -------------   -------------   --------------   -------------

Net income                                                               $   1,032       $   1,523        $   1,512       $   1,901
                                                                      =============   =============   ==============   =============

Earnings per share                                                      $     0.22      $     0.32       $     0.32      $     0.40
                                                                      =============   =============   ==============   =============

Weighted average shares outstanding                                      4,781,063       4,777,360        4,781,063       4,777,360
                                                                      =============   =============   ==============   =============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ZARING NATIONAL CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                       Treasury Shares
                                                                     Additional        ---------------
                                           Shares        Common        Paid-In      Number                   Retained
                                           Issued        Shares        Capital     of Shares      Amount     Earnings       Total
                                           ------        ------        -------     ---------      ------     --------       -----

Balance, December 31, 1996 ............  5,036,480      $ 25,146      $ 7,687        255,370     ($ 2,006)    $ 17,854    $ 48,681

Purchase of Common and
     Treasury Shares...................       (253)           --           (3)            30           --           --          (3)

Retirement of Treasury Shares..........   (255,400)           --        (2,006)     (255,400)       2,006           --          --

Net Income.............................          --           --            --            --           --        1,512       1,512
                                       -----------    ----------      --------    ----------    ---------     --------    --------

Balance, June 30, 1997.................  4,780,827      $ 25,146      $  5,678             0     $      0     $ 19,366    $ 50,190
                                       ===========    ==========      ========    ==========    =========     ========    ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ZARING NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                 1997                   1996
                                                                                               --------               -------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.............................................................................    $  1,512               $ 1,901
    Adjustments to reconcile net income to cash
       provided by operating activities --
       Depreciation........................................................................         718                   500
       Loss (Income) from unconsolidated joint ventures....................................          40                  (143)
    Change in assets and liabilities:
       Receivables.........................................................................        (281)                 (240)
       Inventories ........................................................................      (5,590)               (4,562)
       Cash surrender value of life insurance and other assets.............................      (1,352)                 (926)
       Accounts payable and other accrued liabilities......................................       1,356                   418
       Income taxes payable................................................................         655                    87
       Customer deposits...................................................................          99                 2,749
                                                                                               --------               -------

            Net cash used by operating activities..........................................      (2,843)                 (216)
                                                                                               --------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment....................................................      (1,667)                 (566)
    Distributions from unconsolidated joint ventures.......................................         465                   835
                                                                                               --------               -------

       Net cash provided (used) by investing activities....................................      (1,202)                  269
                                                                                               --------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (repayments) on notes payable...............................................       3,750                (1,221)
    Purchase of common shares for retirement...............................................          (3)                 (468)
                                                                                               --------               -------

       Net cash provided (used) by financing activities....................................       3,747                (1,689)
                                                                                               --------               -------

DECREASE IN CASH AND CASH EQUIVALENTS......................................................        (298)               (1,636)
CASH AND CASH EQUIVALENTS, beginning of year...............................................       2,440                 4,513
                                                                                               --------               -------

CASH AND CASH EQUIVALENTS, end of period...................................................    $  2,142               $ 2,877
                                                                                               ========               =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for -
       Interest............................................................................    $ 1,304                $   825
                                                                                               -------                -------

       Income taxes........................................................................    $   362                $ 1,143
                                                                                               -------                -------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ZARING NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation
      ---------------------

Effective in May 1997, Zaring National Corporation implemented the formation of a holding company structure which results in the accompanying consolidated financial statements including the accounts of Zaring National Corporation and subsidiaries (the Company). The subsidiaries of the Company include the following: Zaring Homes, Inc. and its subsidiaries, Zaring Holdings, Inc., Zaring Homes of Indiana LLC, Zaring Homes Kentucky LLC; and HomeMax, Inc. and its subsidiary, HomeMax North Carolina, Inc.

The principal business of the Company's subsidiary, Zaring Homes, Inc. (Zaring Homes) is the designing, constructing, marketing and selling of single-family homes and the acquisition and development of land for sale as residential building lots in the midwest and southeast United States. Zaring Homes began operations in Cincinnati, Ohio in 1964 and commenced operations in Nashville, Tennessee in 1986. In 1994, operations commenced in Raleigh/Durham, North Carolina and Indianapolis, Indiana. In 1996, operations began in Louisville, Kentucky, Charlotte, North Carolina, and Knoxville, Tennessee.

In November 1996, the Company formed HomeMax, Inc. (HomeMax) for the purpose of entering into the retail distribution of manufactured housing. HomeMax, based in Raleigh, North Carolina, commenced operations in the first quarter of 1997 in conjunction with the acquisition of a retailer in the Raleigh market.

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Since such financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the consolidated financial statements and related footnotes included in the Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's unaudited consolidated financial statements as of June 30, 1997, and for the six months ended June 30, 1997 have been included. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results of the entire year.

2.    Capitalized Interest
      --------------------

Interest is capitalized on land in the process of development and residential housing construction costs during the development and construction period. The following table summarizes the activity with respect to capitalized interest:

                                                    Three Months                 Six Months
                                                   Ended June 30,              Ended June 30,
                                               ---------------------       ----------------------
(Dollars in Thousands)                           1997          1996          1997          1996
                                               -------       -------       -------      ---------

Capitalized interest, beginning of period      $ 1,066       $ 1,007       $ 1,074       $ 1,123
Interest incurred                                  813           583         1,539         1,139
Interest expensed                                 (520)         (667)       (1,254)       (1,339)
                                               -------       -------       -------       -------
Capitalized interest, end of period            $ 1,359       $   923       $ 1,359       $   923
                                               =======       =======       =======       =======

3.   Notes Payable
     -------------

On May 13, 1996, the Company entered into an unsecured $87.5 million syndicated credit facility. The new credit facility consists of a $72.5 million revolving credit facility and a $15 million term loan. Up to ten million of the revolving credit facility may be used for letters of credit. The revolving credit facility bears interest at a) the greater of the prime rate or the Federal Funds rate plus .5% or b) Euro-rate plus 1.25% to 1.625% depending on the Company's leverage ratio. The revolving credit facility is a three-year facility expiring July 1, 1999.

As of June 30, 1997, the Company had outstanding balances of $19.5 million under the revolving credit facility, and $6.1 million in letters of credit.

Term notes payable, at June 30, 1997, include a $12 million term loan, expiring April 1, 2001, which bears interest at a) the greater of the Prime Rate or the Federal Funds rate plus.5% or b) Euro-rate plus 1.375% to 1.75% depending on the Company's leverage ratio and is payable in quarterly installments of $750,000, and other term loans of $5.2 million which bear interest at a fixed rate of 7.95% and are payable in 12 equal quarterly installments beginning September 1998.

4.   Shareholders' Equity
     --------------------

The Company is authorized to issue up to 2,000,000 preferred shares of which 1,000,000 are voting. No preferred shares have been issued.

During the second quarter of fiscal 1997, the Company retired 255,653 treasury shares.

5.   New Pronouncements
     ------------------

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), effective for fiscal years ending after December 15, 1997. The new Standard replaces primary Earnings Per Share (EPS) with basic EPS, simplifies EPS calculations and requires restatement of prior year earnings. Although the Company has not adopted SFAS 128 at this time, management does not anticipate a material impact on the Company's 1997 financial statements.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which requires that comprehensive income and the associated income tax expense or benefit be reported in a financial statement that is displayed with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. SFAS No. 130 permits the statement of changes in shareholder's equity to be used to meet this requirement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but not in net income. The Company intends to adopt SFAS No. 130 in the first quarter of fiscal 1998. The Company anticipates that adoption of SFAS No. 130 will not have a material impact on the Company's 1998 financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), which requires disclosures for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management desegregates a company. The Company intends to adopt SFAS No. 131 in the first quarter of fiscal 1998.

6.   Reclassifications
     -----------------

Certain amounts in the consolidated financial statements of 1996 have been reclassified to conform to the 1997 presentation.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

OVERVIEW

The Company's business and the homebuilding industry are subject to changes in national and local economic conditions, as well as other factors, including employment levels, availability of financing, interest rates, consumer confidence and housing demand. The Company's results of operations for the periods presented reflect the cyclical nature of the housing industry, both site built and manufactured.

The Company reported consolidated revenues of $53.9 million for the second quarter ended June 30, 1997, compared to $43.4 million for the same quarter in 1996. Net income for the second quarter 1997 was $1.0 million or $0.22 per share, compared to $1.5 million or $0.32 per share for the second quarter 1996.

For the six months ended June 30, 1997, consolidated revenues were $98.0 million compared to $70.7 million for the same quarter in 1996. Net income for the six months ended June 30, 1997 was $1.5 million or $0.32 per share, compared to $1.9 million or $0.40 per share for the second quarter 1996.

The following table sets forth for the periods indicated certain information regarding the Company's operations.

                                                                               (Dollars in thousands)

                                                                 Three Months                               Six Months
                                                                 Ended June 30,                           Ended June 30,
                                                     --------------------------------------    -------------------------------------
                                                            1997                 1996                1997                 1996
                                                     -----------------     ----------------    ----------------     ----------------

                                                     Amount        %       Amount       %      Amount       %       Amount       %
                                                     ------      -----     ------     -----    ------     -----     ------     -----

Site Built Single Family Homes:

    Revenues (1)                                     $ 52,463    100.0    $ 43,415    100.0   $ 95,564    100.0    $ 13,806    100.0
    Cost of sales                                      43,957     83.8      35,066     80.8     79,537     83.2      56,864     80.5
    Interest                                            1,607      3.1       1,576      3.6      3,055      3.2       3,058      4.3
    Selling, general and
      administrative expenses                           5,487     10.5       4,916     11.3     10,639     11.1       8,916     12.6
    Other Income (Expense)                                  7     --            99       .2         13     --           144       .2
                                                     --------    -----    --------    -----   --------    -----    --------    -----
    Pretax Site Built Contribution                      1,419      2.6       1,956      4.5      2,346      2.5       1,976      2.8

Retail Distribution Manufactured Single Family Homes:

    Revenues (1)                                        1,410    100.0        --       --        2,422    100.0        --       --
    Cost of sales                                       1,102     78.2        --       --        1,857     76.7        --       --
    Interest                                               67      4.8        --       --           87      3.6        --       --
    Selling, general and
      administrative expenses                             461     32.7        --       --          964     39.8        --       --
    Other Income (Expense)                                (36)    (2.6)       --       --           28      1.2        --       --
                                                     --------    -----    --------    -----   --------    -----    --------    -----
    Pretax Retail Distribution Loss                      (256)   (18.3)       --       --         (458)   (18.9)       --       --

Corporate (Income) and Expenses:

    Interest Income from
      Subsidiaries, Net                                (1,087)    --          (903)    --       (1,801)    --        (1,719)    --
    General and Administrative                            523     --           346     --        1,160     --           564     --
                                                     --------    -----    --------    -----   --------    -----    --------    -----

Income Before Taxes                                     1,727      3.2       2,513      5.8      2,529      2.6       3,131      4.4

Income Taxes                                              695      1.3         990      2.3      1,017      1.0       1,230      1.7
                                                     --------    -----    --------    -----   --------    -----    --------    -----

Net Income                                           $  1,032      1.9    $  1,523      3.5   $  1,512      1.6    $  1,901      2.7
                                                     ========    =====    ========    =====   ========    =====    ========    =====


(1) Revenue from a sale is recognized upon the closing of the sale.

SITE BUILT SINGLE FAMILY HOMES



The following table sets forth certain information regarding Site Built Single Family Homes:

                                           (Dollars in thousands, except unit data)

                                      Three Months                               Six Months
                                      Ended June 30,                           Ended June 30,
                         -------------------------------------     --------------------------------------
                               1997                 1996                  1997                 1996
                         ----------------     ----------------     -----------------    -----------------
                         Dollars    Units     Dollars    Units     Dollars     Units    Dollars     Units
                         -------    -----     -------    -----     -------     -----    -------     -----

New Orders (1)           $57,085     243      $42,620     184     $105,572      441     $112,629     488
Closings                  51,584     212       42,937     191       94,124      390       69,975     311
Backlog (2)               75,641     314       89,687     394       75,641      314       89,687     394
Average revenue
  per closing               $243                 $225                 $241                  $225
Average value of
   new order sales          $235                 $232                 $239                  $231

(1) New orders represent total new orders received during the period, net of cancellations.

(2) Backlog includes sales orders which have not yet closed.

Net revenues for the quarter and the six months ended June 30, 1997 increased 20.8% and 35.2%, respectively. For the same periods, the number of site built home closings increased 11.0% and 25.4%, respectively. Zaring Homes experienced increases in homes closed in most divisions primarily due to the greater number of communities from which homes were offered for sale during 1997. The average selling price of homes closed increased 8.0% for the quarter ended June 30, 1997 compared to the same quarter in 1996 and 7.1% for the six months ended June 30, 1997 compared to six months ended June 30, 1996. The average selling price of homes is affected by various factors such as the size of the home, changes in selling price, lot premiums and the number of options selected by the home buyer.

Cost of sales increased $8.9 million or 25% from $35.1 million for the quarter ended June 30, 1996 to $44.0 million for the quarter ended June 30, 1997. For the six months ended June 30, 1997, cost of sales increased $22.6 million or 40%, from $56.9 million for the period ended June 30, 1996, to $79.5 million for the same period in 1997.

Interest expense (net of amounts capitalized) totaled $1.6 million for each of the three months ended June 30, 1997 and 1996 and $3.1 million for each of the six months ended June 30, 1997 and 1996.

The resulting gross margin percentage declined from 19.2% for the quarter ended June 30, 1996, to 16.2% for the same period in 1997. During the six month period ended June 30, 1997, the gross margin percentage from site built single family homes decreased to 16.8% from 19.5% for the same period in 1996. The decline in gross margin percentage is attributable to, among other reasons, increases in per unit direct and indirect expenses, lot costs and market driven changes in mix of product and home closings. The increase in units closed and average revenue per closing for the quarter and six months ended June 30, 1997, were impacted by the decline in the gross margin percentage and yielded an increase in gross margin dollars of $.1 million and $2.2 million, respectively.

Selling, general and administrative expenses increased $571,000 or 11.6% and $1.7 million or 19.3% for the quarter and six months ended June 30, 1997, respectively. As a percentage of revenue, selling, general and administrative expenses decreased from 11.3% for the second quarter 1996 to 10.5% for the same quarter 1997 and from 12.6% for the six months ended June 30, 1996 to 11.1% for the same period 1997. This percentage decrease was primarily due to improving economies of scale in the newer divisions.

As a result of the foregoing, pretax income decreased 27.5% to $1.4 million in the second quarter 1997 from $2.0 million in the second quarter 1996. Pretax income for the six months ended June 30, 1997 increased 18.5% to $2.3 million from $2.0 million for the same period in 1996.

RETAIL DISTRIBUTION MANUFACTURED SINGLE FAMILY HOMES

The following table sets forth certain information regarding Retail Distribution Manufactured Single Family Homes:

                                     Three Months                                Six Months
                                  Ended June 30, 1997                       Ended June 30, 1997
                            --------------------------------        ----------------------------------
                             Dollars               Units                Dollars               Units
                            ----------         -------------        --------------        ------------
New Orders (1)               $1,316                  40                 $1,856                 61
Closings                      1,330                  37                  2,456                 75
Backlog (2) (3)               2,802                  42                  2,802                 42
Average revenue per
  closing                      $36                                        $33
Average value of new
  order sales                  $33                                        $30

(1) New orders represent total new orders received during the period, net of cancellations.

(2) Backlog includes sales orders which have not yet closed.

(3) 28 contracts with a sales value of $2,326 and 56 contracts with sales value of $3,402 were acquired through acquisition for the 3 month and 6 month periods ended June 30, 1997, respectively.

HomeMax closed 37 manufactured homes in the second quarter 1997 with total revenues of $1.3 million. For the six months ended June 30, 1997, HomeMax closed 75 units for total revenues of $2.5 million.

The gross profit percentage for the three months and six months ended June 30, 1997 was 21.8% and 23.3%, respectively. This decrease is due to a change in the mix of units closed.

Selling, general and administrative expenses for HomeMax, including infrastructure costs to leverage continued expansion efforts, totaled $461,000 for the second quarter 1997 and $964,000 for the six months ended June 30, 1997. As a percentage of revenue, selling, general and administrative expenses are 32.7% for the quarter and 39.8% for the six month period ended June 30, 1997.

As a result of the foregoing, HomeMax reported pretax losses of $256,000 for the second quarter 1997 and $458,000 for the six months ended June 30, 1997.

OTHER OPERATING RESULTS
-----------------------

Interest income from subsidiaries represents the allocation of interest costs to the subsidiaries.

Selling, general and administrative expenses increased 51.2% and 105.7%, respectively for the three months and six months ended June 30, 1997 compared to the same periods in 1996. These increases are primarily due to additions to the management team as well as certain other support costs incurred in order to facilitate the expansions in both Zaring Homes and HomeMax.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Net cash used by operating activities increased by $2.6 million from $216,000 for the first six months of 1996 to $2.8 million in 1997. This increase was primarily a result of larger investments in inventories. Net cash used by investing activities increased by $1.5 million the first six months of 1997 from the first six months of 1996 due to purchases of property and equipment. Net cash provided by financing activities increased by $5.4 million in the first six months of 1997 from the first six months of 1996 due to net bank borrowings.

The Company believes its present cash balance with amounts available from its borrowing agreements and amounts from future operations will provide adequate funds for its future plans.

PROVISIONS FOR WRITEDOWN TO NET REALIZABLE VALUE
------------------------------------------------

The Company periodically reviews the value of land and inventories and determines whether any writedowns need to be recorded to reflect declines in value. The Company did not record significant writedowns during the six month periods ended June 30, 1997 or 1996. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Company's real estate inventories is dependent upon future events and conditions that may cause actual results to differ from amounts presently estimated.

INFLATION
---------

Housing demand, in general, is affected adversely by increases in interest rates. If mortgage interest rates, material and labor costs increase significantly, the Company's revenues, gross profit, and net income could be adversely affected.

FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS
----------------------------------------------------------

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations; Cautionary Statements" in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission. Readers should carefully review those risk factors and uncertainties in conjunction with reading this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Additional information on factors which could affect the Company's financial results may be included in the Company's most recently filed Annual Report or Form 10-K, and subsequent reports, filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
         -----------------

The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business which seek remedies or damages. The Company believes that any liability that may be determined will not have a material effect on its financial position or results of operation.

Item 2.  None

Item 3.  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           A) The Annual Meeting of Shareholders of Zaring Homes, Inc. (the predecessor of Zaring National Corporation) was held on May 8, 1997.

           B)     Not Applicable

           C)     1)  Eight nominees were elected to the Board of Directors at the 1996 Annual Meeting:

                      Allen G. Zaring III was elected by a vote of 4,553,992 for and 6,612 withheld.

                      John R. Brooks was elected by a vote of 4,553,932 for and 6,672 withheld.

                      George E. Casey, Jr. was elected by a vote of 4,553,992 for and 6,612 withheld.

                      Murat H. Davidson was elected by a vote of 4,553,992 for and 6,612 withheld.

                      Daniel W. Geeding was elected by a vote of 4,553,832 for and 6,772 withheld.

                      Robert N. Sibcy was elected by a vote of 4,553,932 for and 6,672 withheld.

                      John H. Wyant was elected by a vote of 4,553,832 for and 6,772 withheld.

                  2) At the meeting, the following additional matters were voted upon with the voting results for each matter as indicated:

                      a. The shareholders approved a proposal to form a holding company structure for Zaring Homes, Inc. and adopted a related agreement and plan of merger which resulted in (i) the holders of Zaring Homes, Inc. common shares having their shares converted into common shares of Zaring National Corporation, (ii) Zaring Homes, Inc. becoming a wholly-owned subsidiary of Zaring National Corporation and (iii) the consummation of related activities to complete the transition to a holding company structure. There were 80,609 votes cast in opposition, 14,136 abstentions, 940,158 broker non-votes and 3,746,177 votes cast in favor.

                      b.  The shareholders approved the Zaring Homes, Inc.
                          1997 Stock Option Plan. There were 115,666 votes cast in opposition, 9,386 abstentions, 687,588 broker non-votes and 3,968,490 votes cast in favor.

                      c. The shareholders confirmed the appointment of Arthur Andersen, L.L.P. as independent auditors of the Company for fiscal 1997. There was 11,893 votes cast in opposition, 9,602 abstentions, 220,476 broker non-votes and 4,539,109 votes case in favor.

           D)     Not Applicable

      Item 5.     None

      Item 6.     EXHIBITS AND REPORTS ON FORM 8-k

                  a)  Exhibits 27, Financial Data Schedule

                  b) The Company did not file a report on Form 8-k during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ZARING NATIONAL CORPORATION
                           (Registrant)

Date:                      By:/s/Allen G. Zaring, III
                              -------------------------------------------------
                                Allen G. Zaring, III
                                Chairman, President and Chief Executive Officer

Date:                      By:/s/Ronald G. Gratz
                              -------------------------------------------------
                                Ronald G. Gratz
                                Secretary and Treasurer