Form 10-Q
period 1997-09-30
ZARING NATIONAL CORP
filed 1997-11-13
CIK 1034898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              YES   X     NO
                                 ------     ------

Number of common shares outstanding as of September 30, 1997: 4,780,827

                                                                 Total Pages: 17

                           ZARING NATIONAL CORPORATION

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
PART I  FINANCIAL INFORMATION

             Item 1  Consolidated Financial Statements

                       Consolidated Balance Sheets,
                           September 30, 1997 and 1996 (unaudited),
                           and December 31, 1996 (audited)......................................................3

                       Consolidated Statements of Income (unaudited),
                           Three Months Ended September 30, 1997 and 1996
                           Nine Months Ended September 30, 1997 and 1996........................................5

                       Consolidated Statement of Shareholders' Equity,
                           Nine Months Ended September 30, 1997 (unaudited).....................................6

                       Consolidated Statements of Cash Flows,
                           Nine Months Ended September 30, 1997 and 1996 (unaudited)............................7

                       Notes to Consolidated Financial Statements (unaudited)...................................8

             Item 2    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.................................................11

PART II      OTHER INFORMATION.................................................................................16

             SIGNATURES .......................................................................................17

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           ZARING NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)

                                                               Unaudited
                                                              September 30,             December 31,
                                                        -------------------------       -------------
                                                          1997             1996             1996
                                                        --------          -------          -------
Cash and cash equivalents                               $  1,383          $ 3,369          $ 2,440
Accounts receivable                                          888              373              553

Inventories
     Site built single family homes                       51,841           47,007           47,664
     Land, development costs and finished lots            47,790           33,471           35,988
     Manufactured single family homes                      2,917             --                 --
Property and equipment, net                                6,865            1,931            2,619
Investments in and advances to
    unconsolidated joint ventures                            567            1,082            1,086
Future tax benefits                                          675              801              675
Cash surrender value of life insurance and
     other assets                                          6,778            3,747            3,672
                                                        --------          -------          -------
                                                        $119,704          $91,781          $94,697
                                                        ========          =======          =======


The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                               Unaudited
                                                                              September 30,                 December 31,
                                                                         --------------------------         ------------
                                                                           1997              1996               1996
                                                                         --------          --------           --------
Liabilities:
     Revolving credit facility                                           $ 33,200          $ 12,500           $ 15,500
     Term notes payable                                                    16,495            19,495             18,745
     Accounts payable and other accrued liabilities                        14,930             8,283              9,115
     Customer deposits                                                      2,949             3,169              2,549
     Income taxes payable                                                   1,054               846                107
                                                                         --------          --------           --------
          Total liabilities                                                68,628            44,293             46,016
                                                                         --------          --------           --------
Commitments and contingencies
Shareholders' equity:
     Common shares, no par value, 18,000,000
       shares authorized, 4,780,827 issued and
       outstanding at September 30, 1997, 5,035,520 issued, and
       4,780,150 outstanding at
       September 30, 1996, and 5,036,480 issued and
       4,781,110 outstanding at December 31, 1996                          25,146            25,136             25,146
     Additional paid-in capital                                             5,678             7,687              7,687
     Retained earnings                                                     20,252            16,672             17,854
                                                                         --------          --------           --------
                                                                           51,076            49,495             50,687
     Less Treasury shares, at cost, 255,370 shares at
       September 30, 1996 and December 31, 1996                              --              (2,007)            (2,006)
                                                                         --------          --------           --------
          Total shareholders' equity                                       51,076            47,488             48,681
                                                                         --------          --------           --------
                                                                         $119,704          $ 91,781           $ 94,697
                                                                         ========          ========           ========




The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30,                        September 30,
                                                           -------------------------------     ---------------------------------
                                                              1997                 1996            1997                  1996
                                                           ----------          -----------     -----------           -----------
Net revenues:
    Site built single family homes                         $   55,153          $    55,517     $   150,717           $   126,187
    Retail distribution manufactured single family homes        2,826                 --             5,248                  --
                                                           ----------          -----------     -----------           -----------
        Total net revenues                                     57,979               55,517         155,965               126,187

Expenses:
    Cost of sales site built homes                             45,865               45,526         125,402               102,390
    Cost of sales retail distribution manufactured homes        2,464                 --             4,321                  --
    Interest                                                    1,045                  559           2,386                 1,898
    Selling, general and administrative                         7,143                6,610          19,906                16,090
                                                           ----------          -----------     -----------           -----------
        Total expenses                                         56,517               52,695         152,015               120,378

Other (income) expense                                             18                  (14)            (23)                 (158)
                                                           ----------          -----------     -----------           -----------
        Income before provision for income taxes                1,444                2,836           3,973                 5,967

Income taxes                                                      558                1,092           1,575                 2,322
                                                           ----------          -----------     -----------           -----------
        Net income                                         $      886          $     1,744     $     2,398           $     3,645
                                                           ==========          ===========     ===========           ===========
Earnings per share                                         $     0.18          $      0.36     $      0.50           $      0.76
                                                           ==========          ===========     ===========           ===========
Weighted average shares outstanding                         4,780,970            4,778,307       4,780,970             4,778,307
                                                           ==========          ===========     ===========           ===========





The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                          Treasury Shares
                                                         Additional       ---------------
                                   Shares       Common     Paid-In       Number                Retained
                                   Issued       Shares     Capital     Of Shares    Amount     Earnings      Total
                                   ------       ------     -------     ---------    ------     --------      -----
Balance, December 31, 1996 ..     5,036,480     $25,146    $ 7,687      255,370     ($2,006)    $17,854    $ 48,681

Purchase of Common
     Treasury Shares ........          (253)       --           (3)          30        --          --            (3)

Retirement of Treasury Shares      (255,400)       --       (2,006)    (255,400)      2,006        --          --

Net Income ..................          --          --         --           --          --         2,398       2,398
                                 ----------     -------    -------     --------     -------     -------    --------

Balance, September 30, 1997 .     4,780,827     $25,146    $ 5,678         --          --       $20,252    $ 51,076
                                 ==========     =======    =======     ========     =======     =======    ========





The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                                         Nine Months Ended
                                                                                                           September 30,
                                                                                                         -----------------
                                                                                                         1997         1996
                                                                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ....................................................................................    $  2,398     $ 3,645
    Adjustments to reconcile net income to cash
       provided by operating activities --
       Depreciation ...............................................................................       1,124         732
       Loss (Income) from unconsolidated joint ventures ...........................................          34        (155)
Change in assets and liabilities:
       Receivables ................................................................................        (335)       (265)
       Inventories ................................................................................     (18,896)     (6,318)
       Cash surrender value of life insurance and other assets ....................................      (3,230)     (1,267)
       Accounts payable and other accrued liabilities .............................................       5,815        (726)
       Income taxes payable .......................................................................         947          (8)
       Customer deposits ..........................................................................         400       1,466
                                                                                                       --------     -------
            Net cash used by operating activities .................................................     (11,743)     (2,896)
                                                                                                       --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment ........................................................      (5,246)       (865)
       Distributions from unconsolidated joint ventures ...........................................         485         651
                                                                                                       --------     -------
            Net cash provided (used) by investing activities ......................................      (4,761)       (214)
                                                                                                       --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings (repayments) on notes payable ...................................................      15,450       2,434
       Purchase of common shares for retirement ...................................................          (3)       (468)
                                                                                                       --------     -------
            Net cash provided (used) by financing activities ......................................      15,447       1,966
                                                                                                       --------     -------
DECREASE IN CASH AND CASH EQUIVALENTS .............................................................      (1,057)     (1,144)
CASH AND CASH EQUIVALENTS, beginning of year ......................................................       2,440       4,513
                                                                                                       --------     -------
CASH AND CASH EQUIVALENTS, end of period ..........................................................    $  1,383     $ 3,369
                                                                                                       ========     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for --
       Interest ...................................................................................    $  2,155     $ 1,279
                                                                                                       ========     =======
       Income taxes ...............................................................................    $  1,512     $ 2,335
                                                                                                       ========     =======


The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION

Effective in May 1997, Zaring National Corporation implemented the formation of a holding company structure which resulted in the accompanying consolidated financial statements including the accounts of Zaring National Corporation and subsidiaries (the Company) that consist of the following: Zaring Homes, Inc. and its subsidiaries, Zaring Holdings, Inc., Zaring Homes of Indiana LLC, Zaring Homes Kentucky LLC; and HomeMax, Inc. and its subsidiary, HomeMax North Carolina, Inc.

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

In November 1996, the Company formed HomeMax, Inc. (HomeMax), a wholly-owned subsidiary, for the purpose of entering into the retail distribution of manufactured housing. HomeMax, based in Raleigh, North Carolina, commenced operation in the first quarter of 1997 in conjunction with the acquisition of a retailer in the Raleigh market.

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Since such financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the consolidated financial statements and related footnotes included in the Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's unaudited consolidated financial statements as of September 30, 1997, and for the nine months ended September 30, 1997, have been included. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results of the entire year.

2.    CAPITALIZED INTEREST

Interest is capitalized on land in the process of development and residential housing construction costs during the development and construction period. The following table summarizes the activity with respect to capitalized interest:

                                                          Three Months                Nine Months
                                                        Ended September 30,       Ended September 30,
                                                       --------------------      -------------------
(Dollars in Thousands)                                   1997         1996         1997        1996
                                                       --------      ------       ------      ------
Capitalized interest, beginning of period              $ 1,354       $  923      $ 1,074     $ 1,123
Interest incurred                                         1049          577        2,670       1,716
Interest expensed                                        (1045)        (559)      (2,386)     (1,898)
                                                       -------       ------      -------     -------
Capitalized interest, end of period                    $ 1,358       $  941      $ 1,358     $   941
                                                       =======       ======      =======     =======

3.   NOTES PAYABLE

On May 13, 1996, the Company entered into an unsecured $87.5 million syndicated credit facility. The new credit facility consists of a $72.5 million revolving credit facility and a $15 million term loan. Up to $10 million of the revolving credit facility may be used for letters of credit. The revolving credit facility bears interest at a) the greater of the prime rate or the Federal Funds rate plus .5% or b) Euro-rate plus 1.25% to 1.625% depending on the Company's leverage ratio. The revolving credit facility is a three-year facility expiring July 1, 1999.

As of September 30, 1997, the Company had outstanding balances of $33.2 million under the revolving credit facility, and $4.5 million in letters of credit.

Term notes payable, at September 30, 1997, include a $11.3 million term loan, expiring April 1, 2001, which bears interest at a) the greater of the Prime Rate or the Federal Funds rate plus.5% or b) Euro-rate plus 1.375% to 1.75% depending on the Company's leverage ratio and is payable in quarterly installments of $750,000, and other term loans of $5.2 million which bear interest at a fixed rate of 7.95% and are payable in 12 equal quarterly installments beginning September 1998.

4.   SHAREHOLDERS' EQUITY

The Company is authorized to issue up to 2,000,000 preferred shares of which 1,000,000 are voting. No preferred shares have been issued.

During the second quarter of fiscal 1997, the Company retired 255,653 treasury shares.

5.   NEW PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS128), effective for fiscal years ending after December 15, 1997. The new Standard replaces primary Earnings Per Share (EPS) with basic EPS, simplifies EPS calculations and requires restatement of prior year earnings. Although the Company has not adopted SFAS 128 at this time, management does not anticipate a material impact on the Company's 1997 financial statements.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), which requires disclosures for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management segregates a company. The Company intends to adopt SFAS No. 131 in the first quarter of fiscal 1998.

6.   SUBSEQUENT EVENTS

On October 1, 1997, Zaring National Corporation, through its newly formed subsidiary, Zaring Acquisition Company of Indiana, LLC, acquired substantially all of the net operating assets of an Indianapolis based builder of entry level homes (Legacy, Inc.) for cash and term notes, in an approximate amount of $1,950,000. Additionally, Zaring National Corporation acquired the stock of Legacy Mortgage Corporation, an affiliated company of Legacy, Inc. for approximately $148,000. The Company intends to continue the operations of both entities.

7.   RECLASSIFICATIONS

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

The Company reported consolidated revenues of $58.0 million for the third quarter ended September 30, 1997, compared to $55.5 million for the same quarter in 1996. Net income for the third quarter 1997 was $0.9 million or $0.18 per share, compared to $1.7 million or $0.36 per share for the third quarter in 1996.

For the nine months ended September 30, 1997, consolidated revenues were $156.0 million compared to $126.2 million for the same quarter in 1996. Net income for the nine months ended September 30, 1997 was $2.4 million or $0.50 per share, compared to $3.6 million or $0.76 per share for the same period in 1996.

The following table sets forth for the periods indicated certain information regarding the Company's operations:

                             (Dollars in thousands)

                                                THREE MONTHS                NINE MONTHS
                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                            ---------------------     -----------------------
                                              1997        1996          1997          1996
                                            --------     --------     ---------     ---------
Total Revenues                              $ 57,979     $ 55,517     $ 155,965     $ 126,187
                                            ========     ========     =========     =========
Site Built Single Family Homes
         Revenues (1)                       $ 55,153     $ 55,517     $ 150,717     $ 126,187
         Cost of Sales                        45,865       45,526       125,402       102,390
         Interest                              1,804        1,312         4,859         4,370
         Selling, General and
           Administrative Expenses             5,715        6,270        16,354        15,186
                                            --------     --------     ---------     ---------
         Operating Income                      1,769        2,409         4,102         4,241
         Other Income (Expense)                 --             14            13           158
                                            --------     --------     ---------     ---------
         Pretax Site Built Income              1,769        2,423         4,115         4,399

Retail Distribution Manufactured Single
  Family Homes

         Revenues (1)                          2,826         --           5,248          --
         Cost of Sales                         2,464         --           4,321          --
         Interest                                123         --             210          --
         Selling, General and
           Administrative Expenses               985         --           1,949          --
                                            --------                  ---------
         Operating Income (Loss)                (746)        --          (1,232)         --
         Other Income (Expense)                  (18)        --              10          --
                                            --------                  ---------
         Pretax Retail Distribution Loss        (764)        --          (1,222)         --

Corporate (Income) and Expenses

         Interest Income from
               Subsidiaries, Net                (882)        (753)       (2,683)       (2,472)
         General and Administrative              443          340         1,603           904
                                            --------     --------     ---------     ---------

Income Before Taxes                            1,444        2,836         3,973         5,967

Income Taxes                                     558        1,092         1,575         2,322
                                            --------     --------     ---------     ---------

Net Income                                  $    886     $  1,744     $   2,398     $   3,645
                                            ========     ========     =========     =========



(1) Revenue is recognized upon closing of a contract.

SITE BUILT SINGLE FAMILY HOMES

The following table sets forth certain information regarding Site Built Single Family Homes:

                                      (Dollars in thousands, except unit data)

                                    Three Months                         Nine Months
                                 Ended September 30,                   Ended September 30,
                        -----------------------------------   -----------------------------------
                               1997               1996               1997               1996
                        ----------------   ----------------   ----------------   ----------------
                        Dollars    Units   Dollars    Units   Dollars    Units   Dollars    Units
                        -------    -----   -------    -----   -------    -----   -------    -----
New Orders (1)          $56,434     231    $37,802     152    $162,252    672    $150,431    640
Closings                 54,564     226     54,810     237     148,934    616     124,786    548
Backlog (2)              77,511     319     72,679     309      77,511    319      72,679    309
Average value of new
  order sales           $   244            $   249            $    242           $    235
Average revenue per
  closing               $   241            $   231            $    241           $    227

(1) New orders represent total new orders received during the period, net of cancellations.

(2) Backlog includes sales orders which have not yet closed.

Net revenues for the quarters ended September 30, 1997 and 1996 remained relatively flat while the net revenues for the nine months ended September 30, 1997 increased 19.4% compared to the nine months ended September 30, 1996. The number of site built home closings decreased 5% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996 and increased 12% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Zaring Homes experienced increases in homes closed in most divisions primarily due to the greater number of communities from which homes were offered for sale during 1997. The average selling price of homes closed remained relatively flat for the quarter ended September 30, 1997 compared to the same quarter in 1996 and increased 6% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The average selling price of homes is affected by various factors such as the size of the home, changes in selling price, lot premiums and the number of options selected by the home buyer.

Cost of sales remained relatively flat for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. For the nine months ended September 30, 1997, cost of sales increased $23.0 million, 22.4%, from $102.4 million for the period ended September 30, 1996, to $125.4 million for the same period in 1997.

The resulting gross margin percentage declined from 18.0% for the quarter ended September 30, 1996, to 16.8% for the same period in 1997. During the nine month period ended September 30, 1997, the gross margin percentage from site built single family homes decreased to 16.8% from 18.9% for the same period in 1996. The decline in gross margin percentage is attributable to, among others, increases in per unit direct and indirect expenses, lot costs and market driven changes in mix of product and home closings. The increase in units closed and average revenue per closing for the quarter and nine months ended September 30, 1997, tempered the decline in the gross margin percentage and yielded a decrease in gross margin dollars of $.7 million for the quarter and a $1.5 million increase for the nine months.

Interest expense (net of amounts capitalized) totaled $1.8 and $1.3 million for the three months ended September 30, 1997 and 1996, respectively and $4.8 and $4.4 million for the nine months ended September 30, 1997 and 1996, respectively.

Selling, general and administrative expenses declined $0.6 million or 8.9% for the quarter ended September 30, 1997 and increased $1.2 million or 7.7% for the nine months ended September 30, 1997 as compared to the same period of 1996. As a percentage of revenue, selling, general and administrative expenses decreased from 11.3% for the third quarter in 1996 to 10.4% for the same quarter in 1997 and from 12.0% for the nine months ended September 30, 1996 to 10.9% for the same period in 1997. This percentage decrease was primarily due to improving economies of scale.

As a result of the foregoing, pretax income decreased 27.3% to $1.8 million in the third quarter in 1997 from $2.4 million in the third quarter in 1996. Pretax income for the nine months ended September 30, 1997 decreased 6.8% to $4.1 million from $4.4 million for the same period in 1996.

RETAIL DISTRIBUTION MANUFACTURED SINGLE FAMILY HOMES

The following table sets forth certain information regarding Retail Distribution Manufactured Single Family Homes:

                                     Three Months                               Nine Months
                              Ended September 30, 1997                    Ended September 30, 1997
                             ---------------------------                ---------------------------
                             Dollars               Units                Dollars               Units
                             -------               -----                -------               -----
New Orders (1)               $2,486                  60                 $4,342                 121
Closings                      3,034                  61                  5,490                 136
Backlog (2) (3)               3,268                  53                  3,268                 53
Average value of new
  order sales                $   41                                     $  36
Average revenue per
  closing                    $   50                                     $  40

(1) New orders represent total new orders received during the period, net of cancellations.

(2) Backlog includes sales orders which have not yet closed.

(3) 68 contracts with sales value of $4.4 million were acquired through acquisition.

HomeMax closed 61 manufactured homes in the third quarter 1997 with total revenues of $3.0 million. For the nine months ended September 30, 1997, HomeMax closed 136 units for total revenues of $5.5 million.

The gross profit percentage for the three months and nine months ended September 30, 1997 was 12.8% and 17.7%, respectively. This decrease for the three months compared to the nine months ended September 30, 1997 is due to a change in the mix of units closed.

Selling, general and administrative expenses for HomeMax, including infrastructure costs to leverage continued expansion efforts, totaled $1.0 million for the third quarter in 1997 and $1.9 million for the nine months ended September 30, 1997. As a percentage of revenue, selling, general and administrative expenses were 34.9% for the quarter and 37.1% for the nine month period ended September 30, 1997.

As a result of the foregoing, HomeMax reported pretax losses of $0.8 million for the third quarter in 1997 and $1.2 million for the nine months ended September 30, 1997.

OTHER OPERATING RESULTS
-----------------------

Interest income from subsidiaries represents the allocation of interest costs to the subsidiaries.

Selling, general and administrative expenses increased 30.3% and 77.3%, respectively for the three months and nine months ended September 30, 1997 compared to the same periods in 1996. This increase is primarily due to additions to the management team in order to support the expansions in both Zaring Homes and HomeMax and legal and professional fees relating to the formation of the holding company structure.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Net cash used by operating activities increased by $8.8 million from $2.9 million for the first nine months of 1996 to $11.7 million in 1997. This increase was primarily a result of larger investments in inventories. Net cash used by investing activities increased by $4.5 million for the first nine months of 1997 from the first nine months of 1996 due to purchases of property and equipment. Net cash provided by financing activities increased by $13.5 million in the first nine months of 1997 from the first nine months of 1996 due to net bank borrowings.

The Company believes its present cash balance with amounts available from its borrowing agreements and amounts from future operations will provide adequate funds for its future plans

PROVISIONS FOR WRITEDOWN TO NET REALIZABLE VALUE
------------------------------------------------

The Company periodically reviews the value of land and inventories and determines whether any writedowns need to be recorded to reflect declines in value. The Company did not record significant writedowns during the nine month periods ended September 30, 1997 or 1996. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Company's real estate inventories is dependent upon future events and conditions that may cause actual results to differ from amounts presently estimated.

INFLATION
---------

Housing demand, in general, is affected adversely by increases in interest rates. If mortgage interest rates, material and labor costs increase significantly, the Company's revenues, gross profit and net income could be adversely affected.

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

Item 4.  None

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

                           ZARING NATIONAL CORP.
                           (Registrant)

Date:  November 13, 1997   By:   /S/  Allen G. Zaring III
                               --------------------------
                                Allen G. Zaring, III
                                Chairman, President and Chief Executive Officer


Date:  November 13, 1997   By:    /S/  Ronald G. Gratz
                              ------------------------
                                Ronald G. Gratz
                                Secretary and Treasurer