Form 10-K405
period 1997-12-31
ZARING NATIONAL CORP
filed 1998-03-31
CIK 1034898

                             WASHINGTON, D.C.  20549                     3/11/98
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997
                                       or
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number 333-22679

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

                               YES      X             NO
                                   -----------           -----------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                               YES      X             NO
                                   -----------           -----------

As of March 6, 1998, there were 4,765,788 common shares issued and outstanding, and the aggregate market value of those shares held by non-affiliates of the registrant was approximately $16,059,000. Solely for the purpose of this calculation, all directors and executive officers were excluded as affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1997 (Parts II and IV).

2. Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 (Part III).
                                                                    Total Pages:
                                                           Exhibit Index at Page

                                     PART I
ITEM 1. BUSINESS

GENERAL

Effective May 8, 1997, Zaring National Corporation (formerly Zaring Homes, Inc.) implemented the formation of a holding company structure. The subsidiaries of Zaring National Corporation (the "Company") include the following: Zaring Homes, Inc.; HomeMax, Inc.; Hearthside Homes, LLC; and Legacy Mortgage Corporation.

The Company's subsidiary, Zaring Homes, Inc. ("Zaring Homes") is a recognized regional builder of luxury site-built homes.

In 1997, the Company expanded its operations to include the retail distribution of manufactured homes through its subsidiary, HomeMax, Inc. ("HomeMax"). During 1997, the Company acquired three (3) established retail distributors of manufactured homes and opened its first Company designed and constructed Super Model Home Village. As of December 31, 1997, all HomeMax locations are in North Carolina.

On October 1, 1997, the Company, through its subsidiary, Hearthside Homes, LLC ("Hearthside") entered the area of entry level site-built homes by acquiring the operating assets of an Indianapolis, Indiana entry level builder. At the same time, the Company acquired the stock of Legacy Mortgage Corporation ("Legacy"). Legacy originates, processes and sells mortgages to third party investors.

Consolidated revenues in 1997 were derived as follows: 95.6% Luxury Site-Built Homes, 3.6% Retail Distribution Manufactured Homes and 0.8% Entry Level Site-Built Homes. This revenue mix is projected to change significantly through the growth of HomeMax and Hearthside.

The Company was founded by Allen G. Zaring, III in 1964 and in 1997 has recorded its thirty-third consecutive year of profitability. The Company completed its initial public offering of 2,000,000 Common Shares on June 2, 1993.

In 1994, the Board of Directors appointed George E. Casey as President and Chief Executive Officer of Zaring Homes, and Mr. Zaring as Chairman of the Board.

RECENT DEVELOPMENTS

In 1997, following the formation of Zaring National Corporation as a holding company, the Board of Directors appointed Allen G. Zaring, III as Chairman and Chief Executive Officer of the principal subsidiaries of the Company, Zaring Homes and HomeMax.

Daniel W. Jones was appointed Executive Vice President and Chief Operating Officer of Zaring Homes, Matthew S. Massarelli was appointed Executive Vice President and Chief Operating Officer of HomeMax and Allen G. Zaring, IV, Mr. Zaring's son, was appointed Chief Executive Officer of Hearthside. On December 15, 1997 the Board of Directors accepted the resignation of George E. Casey, who had been President and Chief Executive Officer of Zaring Homes.

OPERATING STRATEGY

The Company has adopted a completely new operating strategy with a focus on increasing the rates of return on invested capital that is decidedly different from its competitors in the housing industry.

According to industry sources, over the past ten years, manufactured homes have increased from 25% to 32% of all new homes sold in the United States and is approaching 50% in several markets served by the Company. The Company's consolidated business strategy recognizes that the production of all housing is based on various forms of manufacturing techniques, and this concept is being applied to all phases of its business.

ZARING HOMES (LUXURY SITE-BUILT HOMES)

The Company, through its subsidiary, Zaring Homes, identifies existing markets for housing, purchases and develops land and then designs, constructs and sells luxury single-family detached homes to meet demand. The Company's focus is to build distinctive, quality neighborhoods, rather than individual homes. A variety of architectural styles and different models within a community create inviting neighborhoods. Homes built by the Company emphasize classic exterior elevations, innovative interior design and quality construction with attention to detail. The Company has a reputation for on-time, on-budget construction.

Zaring Homes traditionally has marketed to the Luxury/"Move-Up" market, comprised of individuals who previously owned a principal residence. In executing this strategy, the Company builds homes that range in size from 1,900 to 4,000 square feet at prices that range from approximately $128,000 to $425,000.

MARKETS

Prior to 1994, Zaring Homes conducted its operations in two metropolitan areas:
Cincinnati, Ohio and Nashville, Tennessee. During 1994, the Company expanded into two new metropolitan areas: Raleigh, North Carolina and Indianapolis, Indiana. In 1996, the Company expanded into Charlotte, North Carolina and Louisville, Kentucky. The Company believes that all of these metropolitan areas have similar characteristics, such as, relatively low unemployment, steady job growth, diversification of industry, and satisfactory infrastructure and transportation facilities. The Company believes that the continued customer response supports the Company's strategy of offering multiple product lines differentiated by price point in the same market.

Cincinnati

The Company operates in four counties in Ohio and two counties in Northern Kentucky, which constitutes six of the twelve counties in the Cincinnati metropolitan statistical area, offering homes that range in price from $128,000 to $425,000. Homes ranging in size from 1,900 square feet to 4,000 square feet are currently offered in 21 communities.

Nashville

The Company operates in two of eight counties in the Nashville metropolitan statistical area, offering homes that range in price from $169,000 to $302,000 in six communities. The product line encompasses homes ranging from 2,000 square feet to 3,500 square feet. This product line has provided the Company with significant growth opportunities within the region.


Indianapolis

The Company operates in one of the nine counties in the Indianapolis metropolitan statistical area. The Company markets homes ranging in price from $153,000 to $400,000 in six distinct communities. The product line includes homes ranging from 2,100 square feet to 3,600 square feet.

Raleigh

The Company operates in one of the six counties which comprise the Raleigh-Durham-Chapel Hill metropolitan statistical area. The Company markets homes ranging in size from 2,000 square feet to 3,600 square feet and in price from $168,000 to $ 345,000 in five communities.

Charlotte

The Company operates in two of the seven counties which comprise the greater Charlotte-Gastonia-Rockhill metropolitan statistical area. The Company markets homes ranging in size from 2,100 square feet to 3,600 square feet and in price from $210,000 to $320,000 in six communities.

Louisville

The Company operates in one county of the seven counties of the Louisville metropolitan statistical area. The Company markets homes ranging in size from 2,100 square feet to 4,000 square feet and in price from $190,000 to $402,000 in one community.

PRODUCTS

The Company's homes normally are purchased for occupancy as primary residences and are built in a variety of models. The base price of each home includes standard features such as insulated glass windows, one or more fireplaces, equipped kitchens and landscaping. Additionally, the Company provides a complete list of pre-priced options, ranging from extra electrical outlets to bonus rooms, three-car garages and flex space additions. Such options permit a buyer to personalize the home and should result in incremental profits to the Company.

The Company uses the same portfolio of home designs in similar communities. The Company develops new designs to replace existing ones as part of its continuing efforts to assure that its homes are responsive to assessment of market trends and requirements. For new designs, the Company engages a number of unaffiliated architectural firms supervised by an in-house architectural group. During the design phase, all plans are reviewed by management and by professionals outside the Company to ensure that the plans meet the needs of the target market and are engineered for the most effective production techniques and the most economical usage of materials.

Upon approval of a new home design, a prototype is constructed and evaluated. During construction, all of those involved in planning, as well as sales personnel, tour the home to analyze its design in light of their particular area of expertise. The Company also shows the prototype to potential customers and actively seeks customer input.

MARKETING AND SALES

The Company's homes are sold primarily through its own staff of Sales Managers who are compensated on a salary plus commission basis. The Company's marketing efforts rely heavily on furnished model homes. The furnished models in all communities are open seven days a week, and are staffed by Sales Managers who consult with the prospective customer regarding floor plans, elevations and available options. At December 31, 1997, the Company maintained 61 furnished model homes. The Company cooperates with outside real estate agents to whom it pays commissions at market rates. Other marketing tools include the Multiple Listing Service, local newspaper advertisements, promotions, newsletters to realtors, entrance signs and illustrated brochures, all of which utilize the Zaring Homes name.

Additionally, in 1997 the Company opened Design Galleries in both Cincinnati, Ohio and Nashville, Tennessee. The Design Galleries are fully staffed centers where the variety of options available to the customer are displayed to further enhance the customers' opportunity of choice without the need to customize the base product line.

Sales of the Company's homes are made pursuant to standard sales contracts. These contracts generally require a customer to make a deposit of approximately 2% to 20% of the sale price at the time of the execution of the sales contract, depending on local competitive conditions. Contracts are generally subject to certain contingencies including the availability of mortgage financing to the purchaser. Contracts for the sale of homes are at fixed prices. Prices at which homes are offered normally increase from time to time during the sellout of the community, reflecting, in part, increased costs. The prices of homes vary with location as well as style, and standard and optional amenities.

The majority of the Company's homes are completed after a sales contract has been signed, but the Company frequently commences construction of homes that are held "under roof," with completed exteriors, as inventory for sale ("Market Homes"). This practice limits funds committed to construction of the house, but at the same time permits rapid completion of the interior of the home to a purchaser's specifications upon execution of a sales contract. The Company has Market Homes in each community in order to offer a range of homes to prospective buyers and to be able to complete a house for occupancy in approximately the same length of time as required for a loan closing in the resale market. Some sales are of completed homes, including model homes no longer needed for the Company's marketing efforts. At December 31, 1997, the Company had 193 Market Homes at various stages of completion. Market Homes are not reflected in the Company's backlog until placed under a purchase contract by a third-party purchaser.

BACKLOG AND INVENTORY

The Company's backlog consists of homes for which the Company has entered into a sales contract, but which it has not yet delivered. As of December 31, 1997, the Company had a backlog of 240 luxury site-built units under contract, with a sales value of $60.8 million, substantially all of which will be completed within 100 days. Construction of homes in backlog is expected to be financed using cash flow from operations and not through construction loans.

CONSTRUCTION

Zaring Homes enjoys a reputation as a quality builder of luxury homes. The Company acts as its own construction manager and general contractor using even-flow production techniques to produce quality homes on a 60 working day (84 calendar day) cycle. The entire value delivery system is managed by a process circle consisting of a Process Control Executive, Builder, Sales Manager and Operations Manager who work in concert to construct and deliver its homes consistently and predictably. Zaring's proprietary software and information age technologies are deployed in this process.

The Company uses subcontractors for virtually all of its construction operations and selects them and its suppliers based on past performance, reputation, quality, ability to perform and value. The Company typically attempts to negotiate one-year arrangements with subcontractors and suppliers. Agreements with subcontractors and suppliers typically provide for a fixed price for labor and materials. Such suppliers and subcontractors cannot raise prices to the Company on any house on which there is a contract of sale. Many of the Company's subcontractors have worked with the Company for more than 10 years. The Company recognizes that its subcontractors and suppliers are an integral part of its success and honors those who excel in their performance by designating them as Master Contractors at an annual awards luncheon.

The Company does not have major investments in capital equipment, building supply inventories or component manufacturing facilities rather subcontractors and suppliers are utilized as part of a "just-in-time" inventory control system. The use of subcontractors minimizes the Company's payroll and increases its flexibility in responding to changes in the demand for housing. The Company utilizes a fast-track scheduling system which generally enables it to complete its homes in less than 100 days from the date a building permit is issued. A Market Home normally can be completed within 45 days after a contract is signed.

The Company utilizes building components, such as wall panels, roof trusses, pre-hung doors and manufactured kitchen cabinets and stair rails, to control quality and reduce on-site labor. In addition to increasing construction efficiencies, the use of such components reduces the Company's vulnerability to weather delays, substantially reduces waste and theft, and allows the Company to better control material and labor costs.

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

CUSTOMER SERVICE AND QUALITY CONTROL

The Company believes that its commitment to quality construction and customer service, as evidenced by its follow-up inspection and warranty program, enhances its competitive position. The Company grants a one-year limited warranty on materials and workmanship and passes on to its customers all warranties provided by manufacturers or suppliers of components installed in each home. The Company's warranty expense approximated $1,941,000, $1,372,000 and $313,000, in 1997, 1996, and 1995, respectively. The Company's Customer Care program includes two inspections of the home by the home buyer and a member of the Quality Team which supervised construction of the home. The first inspection is conducted shortly before closing, and the other occurs approximately six months after occupancy. The Customer Care Team has authority to make repairs under the warranty program to meet Company standards.

LAND ACQUISITION AND DEVELOPMENT

The Company typically buys unimproved land, which has been approved for immediate development into finished lots. The Company does not buy land for speculation but only acquires real estate consistent with its planned building operations. The Company has in the past also utilized joint ventures with both affiliated and non-affiliated parties to develop land and anticipates that any future land development-joint ventures will be with non-affiliated parties. Lots occasionally are sold to other builders by the Company and the joint ventures in which it participates. The Company also builds in communities developed by affiliates and third parties. The Company generally seeks to build on parcels of 30 or more lots, whether those parcels are developed by it, affiliates or third parties.

In considering the suitability of unimproved land for development, the Company reviews such factors as proximity to existing developed areas, population growth patterns, availability of existing community services,employment growth rates, the anticipated absorption rates for new housing,transportation availability, and the estimated costs of development. Development activities include obtaining any necessary zoning, environmental and other regulatory approvals and constructing roads, sewers, drainage systems, amenities and other improvements. In general, the Company has been able to obtain the government approvals required for the development of land and the construction of homes on a timely basis, in part due to its reputation for adding value to an area through the construction of high-quality, attractive neighborhoods.

The Company generally purchases unimproved land pursuant to contingent purchase contracts, making only a nominal refundable deposit on the property. Closing of the land purchase is contingent upon, among other things, the Company's successful completion of its own economic, geologic, environmental, engineering and other feasibility studies and the Company's ability to obtain all requisite approvals from government agencies to develop the land.

At December 31, 1997, the Company owned approximately 995 lots and undeveloped land which will be developed into approximately 970 additional lots. The Company also had under contract, subject to the satisfaction of the Company's purchase contingencies and exercising of option agreements, 428 lots and undeveloped land which, if purchased, would be developed into approximately 1,103 lots. Of the 1,531 lots under contract, the Company is committed to purchase 512 lots where the purchase contingencies have been satisfied.

CUSTOMER FINANCING

The Company does not finance the purchase of homes in its communities and does not contemplate doing so. Virtually all of the Company's customers utilize first mortgage financing obtained from independent third parties, which typically require down payments of 20%.

The Company attempts to assist its customers in arranging traditional mortgage financing with third-party lenders through Blue Chip Mortgage Company, a Cincinnati, Nashville and Raleigh mortgage broker, in which the Company owns a 50% interest. In 1997, Blue Chip Mortgage Company assisted approximately 33% of the Company's customers in obtaining mortgages. Revenues from the operations of Blue Chip Mortgage Company are not material to the Company.

COMPETITION

The homebuilding business is highly competitive. The Company competes in each of its local market areas with numerous national, regional, and local homebuilders, some of which have greater financial and other resources than the Company. The Company competes primarily on the basis of location, quality, reputation, service, design and price. At this time, the Company views the home resale market, rather than other builders of new homes, as its principal competition in all of its geographic markets and attempts to meet the competition from the home resale market by offering benefits which that market cannot provide, notably the latest design features, the flexibility to select interior and exterior finishes and a new home warranty. In addition, the Company competes with other homebuilders in the acquisition of undeveloped property for lot development.

HOMEMAX (MANUFACTURED HOUSING RETAILING)

The Company, through its subsidiary, HomeMax, is engaged in the retail distribution, installation and servicing of manufactured homes under the name "HomeMax." The strategy is to create innovative model home villages designed to introduce manufactured housing's quality and value to a market previously untapped by the Company.

The Company opened its first Super Model Home Village in Wake Forest, North Carolina in December 1997. This Super Model Home Village, a concept unique to HomeMax, features a 2,700 square foot Welcome Center and more than 15 decorated, furnished models displayed in a landscaped environment to create a neighborhood concept.

The Company views manufactured housing producers as complementary to its process, and has entered into a five year partnering agreement with Champion Enterprises, Inc. ("Champion"), the number one producer of manufactured housing revenues in the United States, to produce a proprietary product line of homes for HomeMax for distribution and installation through its Super Model Home Villages.


MARKETS

The Company currently operates four (4) retail sales centers in North Carolina. Three of the sales centers were acquired during 1997 and are located within a one hour drive of the Raleigh/Durham area. The fourth center is located in Wake Forest and is the Company's first Super Model Home Village.

PRODUCTS

The Company's manufactured homes are principally manufactured by Champion under a five year agreement whereby Champion develops and supplies an exclusive branded product line of single and multi-section manufactured homes marketed under the "HomeMax" name. The manufactured homes are purchased for occupancy as primary residences.

These proprietary HomeMax designs include a variety of models ranging in price from $20,000 to $75,000 and in size from 900 to 2,200 square feet. The base price of each unit includes many standard features such as wood cabinet doors, vinyl siding, shingled roof and equipped kitchens. Additionally, the Company provides a complete list of pre-priced options ranging from additional electrical outlets to brick exteriors, free standing garages or decks. Such options permit the buyer to personalize their manufactured home and should result in incremental profits to the Company. The Company, together with Champion, develops new designs to replace existing ones as part of its continuing effort to ensure its manufactured homes are responsive to assessments of market trends and requirements.

MARKETING AND SALES

The Company markets its manufactured homes to a variety of customers including first time buyers and "empty nesters", emphasizing quality, options and customer satisfaction. The Company's manufactured homes are sold through its own staff of trained home consultants who are compensated through a base salary and a per home sale bonus. The Company's marketing efforts, through its Model Home Village concept, emphasize finished model home units. The finished models at all sales centers are open seven days a week, and are staffed by home consultants, who consult with prospective customers regarding floor plans and available options. At December 31, 1997 the Company maintained finished model homes in four Villages. Other marketing tools include local newspaper, radio and television advertisements, promotions entrance signs and illustrated brochures all of which utilize the HomeMax name and trademark. The Company's strategy is to display model merchandising and retailing concepts in line with super retailers.

Sales of the Company's manufactured homes are pursuant to standard sales contracts. The contracts generally require that a customer make a deposit of up to 20% of the sale price at the time of the execution of the sales contract, depending upon the local competitive conditions and available financing. Contracts are generally subject to certain contingencies including the availability of financing to the purchaser. Contracts for the sale of homes are at fixed prices. Prices at which homes are offered normally increase from time to time reflecting the cost of manufacturing the home and its options. The Company attempts to assist its customers in arranging financing with third-party lenders.

BACKLOG AND INVENTORY

The Company's backlog consists of homes for which the Company has entered into a sales contract, but which it has not yet delivered. As of December 31, 1997, the Company had a backlog of 40 units under contract, with a sales value of $2.4 million, substantially all of which will be completed within 100 days. Installation of homes in backlog is expected to be financed using cash flow from operations and not through construction loans.

LAND ACQUISITION AND DEVELOPMENT

Currently, HomeMax does not purchase land for development into lots or finished lots to offer to its customers, however, land home communities (neighborhoods) will be developed under the "Tulip Meadows(TM)" trademark in proximity to its Super Model Home Villages in the near future.

CUSTOMER FINANCING

The Company does not finance the purchase of homes in its communities and does not contemplate doing so. Virtually all of the Company's customers utilize financing obtained from independent third parties, which typically requires down payments of up to 20%.

COMPETITION

The retail manufactured home business is highly competitive. The Company competes in its current market area with numerous national, regional, and local retailers, some of which have greater financial and other resources than the Company. The Company competes primarily on the basis of quality, service, design, price and the ability to personalize the manufactured homes.

HEARTHSIDE (ENTRY LEVEL SITE-BUILT AND MODULAR HOMES)

The Company, through its subsidiary Hearthside, purchases lots and designs, constructs and sells entry level single-family detached homes in the Indianapolis, Indiana area. The Company offers a variety of architectural styles and models emphasizing classic exterior elevations, innovative interior design and quality construction with attention to detail. The Company stresses on-time, on-budget construction.

The Company markets to the "entry level" buyer, comprised of individuals who have not previously owned a principal residence. In executing this strategy, the Company builds homes that range in size from 1,200 to 2,400 square feet at prices that range from approximately $90,000 to $150,000.

MARKETS

The Company conducts its operations in the Indianapolis, Indiana metropolitan area. Currently, the Company builds in 5 communities in Indianapolis, Indiana. It is anticipated that Hearthside will expand its operations to Nashville, Tennessee using the same product line as Indianapolis.

PRODUCTS

The Company's homes normally are purchased for occupancy as primary residences and are built in a variety of models. The base price of each of the homes includes standard features such as insulated glass windows, equipped kitchens and landscaping. Additionally, the Company provides a complete list of pre-priced options, ranging from extra electrical outlets to three car garages. Such options permit a buyer to personalize the home and should result in incremental profits to the Company.

The Company develops new designs to replace existing ones as part of its continuing efforts to assure that its homes are responsive to assessment of market trends and requirements. For new designs, the Company engages unaffiliated architectural firms supervised by an in-house architectural group. During the design phase, all plans are reviewed by management and professionals outside the Company to ensure that the plans meet the needs of the target market and are engineered for the most effective production techniques and the most economical usage of materials.

Upon approval of a new home design, a prototype is constructed and evaluated. During construction, all of those involved in planning, as well as sales personnel, tour the home to analyze its design in light of their particular area of expertise. The Company also shows the prototype to potential customers and actively seeks customer input.

MARKETING AND SALES

The Company's homes are sold primarily through its own staff of Sales Managers who are compensated on a commission basis. The Company's marketing efforts emphasize furnished model homes. All furnished models are open seven days a week, and are staffed by Sales Managers who consult with the prospective customer regarding floor plans, elevations and available options. At December 31, 1997, the Company maintained 5 furnished model homes. The Company also cooperates with outside real estate agents to whom it pays commissions at market rates. Other marketing tools include the Multiple Listing Service, local newspaper advertisements, promotions, newsletters to realtors, entrance signs and illustrated brochures, all of which utilize the "Hearthside Homes" name.

Sales of the Company's homes are made pursuant to standard sales contracts. These contracts generally require a customer to make a deposit of approximately 1% to 20% of the sales price at the time of execution of the sales contract, depending on local competitive conditions and mortgage financing requirements. Contracts are generally subject to certain contingencies including the availability of mortgage financing to the purchaser. Contracts for the sale of homes are at fixed prices. Prices at which homes are offered normally increase from time to time, reflecting, in part, increased costs. The prices of homes vary with location as well as style, and standard and optional amenities.

The majority of the Company's homes are completed after a sales contract has been signed, but the Company frequently commences construction of Market Homes. This practice limits funds committed to construction of the house, but at the same time permits rapid completion of the interior of the home to a purchaser's specifications upon execution of a sales contract. The Company has Market Homes in each community, in order to offer a range of homes to prospective buyers and to be able to complete a house for occupancy in approximately the same length of time as required for a loan closing in the resale market. Some sales are of completed homes, including model homes no longer needed for the Company's marketing efforts. At December 31, 1997, the Company had 14 Market Homes at various stages of completion. Market Homes are not reflected in the Company's backlog until placed under a purchase contract by a third-party purchaser.

BACKLOG AND INVENTORY

The Company's backlog consists of homes for which the Company has entered into a sales contract, but which it has not yet delivered. As of December 31, 1997, the Company had a backlog of 24 entry-level units under contract, with a sales value of $3.1 million; substantially all of which will be completed within 60 days. Construction of homes in backlog is expected to be financed using cash flow from operations and not through construction loans.

CONSTRUCTION

Construction methods are similar to those employed by Zaring Homes using even-flow technologies with a 60 day production cycle (see Zaring Homes).

The Company is test marketing a modular housing product that is being produced and developed for it by a modular housing manufacturer. Pending the outcome of these tests, it is anticipated that a partnering agreement similar to the HomeMax arrangement with Champion will be entered into with the modular housing manufacturer.

CUSTOMER SERVICE AND QUALITY CONTROL

This operation is conducted similar to Zaring Homes (see Zaring Homes).


LAND ACQUISITION AND DEVELOPMENT

This operation is conducted similar to Zaring Homes (see Zaring Homes).

At December 31, 1997, the Company owned approximately 33 lots. The Company also had under contract, subject to the satisfaction of the Company's purchase contingencies and exercising of option agreements, 244 lots, of which the Company is committed to 110 lots.

CUSTOMER FINANCING

The Company does not finance the purchase of homes in its communities and does not contemplate doing so. Virtually all of the Company's customers utilize FHA first mortgage financing, which typically requires down payments of up to 20%.

The Company attempts to assist its customers in arranging FHA mortgage financing with third-party lenders through Legacy. In 1997, Legacy assisted substantially all of the Company's customers in obtaining mortgages. Revenues from the operations of Legacy are not material to the Company.

COMPETITION

The competition factors are similar to those of Zaring Homes. (see Zaring Homes) In addition, the Company competes for customers from rental property, manufactured housing, other builders and the re-sale market.

EMPLOYEES

At December 31, 1997, the Company had 428 full-time employees.

ITEM 2.  PROPERTIES

The Company's corporate and Cincinnati offices are located at 11300 Cornell Park Drive, Cincinnati, Ohio 45242. These offices occupy approximately 19,439 square feet under a lease which expires in December 2006. Other locations at which the Company operates are:

Zaring Homes, Inc.                                                     Zaring Homes, Inc.
Nashville, Tennessee                                                   Charlotte, North Carolina
--------------------                                                   -------------------------
1604 Westgate Circle                                                   1043 East Morehead Street, Suite 200
Brentwood, TN  37027                                                   Charlotte, NC  28204
Size: 16,755 Sq. Ft.                                                   Size:  3,272 Sq. Ft.
Lease Expiration Date:  September 2012                                 Lease Expiration Date:  June 1999

Zaring Homes, Inc.                                                     Zaring Homes, Inc.
Raleigh, North Carolina                                                Louisville, Kentucky
-----------------------                                                --------------------
4700 Homewood Court, Suite 115                                         303 Hurstbourne Parkway, Suite 100
Raleigh, NC  27609                                                     Louisville, KY  40222
Size:  3,878 Sq. Ft.                                                   Size:  2,601 Sq. Ft.
Lease Expiration Date:  October 1998                                   Lease Expiration Date:  June 2001

Zaring Homes, Inc.                                                     Hearthside Homes, Inc.
Indianapolis, Indiana                                                  Indianapolis, Indiana
---------------------                                                  ---------------------
11555 N. Meridian Street, Suite 530                                    2345 South Lynhurst Drive, Suite 112
Carmel, IN  46032                                                      Indianapolis, Indiana 46241
Size:  2,776 Sq. Ft.                                                   Size: 2,833 sq. ft.
Lease Expiration Date:  November 1999                                  Lease Expiration Date:  September 2001

HomeMax, Inc.
Raleigh, North Carolina
-----------------------
One North Commerce Center
3691 Trust Drive
Raleigh, N.C. 27604
Size:  7,296 Sq. Ft.
Lease Expiration Date:  August 2001


ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to real estate, environmental, zoning, and other matters, which seek remedies or damages. The Company believes that any liability that may finally be determined will not have a material effect on its financial position, cash flows, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT (DURING 1997).

The names, ages and positions of the executive officers of the Company are as follows:

     Name                            Age                             Title
     ----                      (as of 1/1/98)                        -----
                               --------------
ZARING NATIONAL CORPORATION
---------------------------
Allen G. Zaring, III                55               Chairman of the Board, President, Chief Executive Officer
Ronald G. Gratz                     50               Chief Financial Officer, Secretary and Treasurer
Stuart B. Frankel                   32               Vice President, Acquisitions and Land Development
Theresa J. Peard                    48               Corporate Assistant Vice President, Administration

ZARING HOMES, INC.
------------------
Allen G. Zaring, III                55               President, Chief Executive Officer
Daniel W. Jones                     38               Executive Vice President, Chief Operating Officer
Patricia A. Payne                   49               Senior Vice President, Marketing and Sales
Douglas C. Hinger                   41               Vice President, Product and Community Planning
Daniel E. Poole                     32               Vice President, Operations
Richard A. Rodriguez                32               Vice President, Process Improvement

HOMEMAX, INC.
-------------
Allen G. Zaring, III                55               President, Chief Executive Officer
Matthew S. Massarelli               31               Executive Vice President, Chief Operating Officer
James C. Miller                     53               Senior Vice President, Marketing
Lloyd C. McCaskill, Jr.             41               Chief Financial Officer
Rolly Bannister, III                34               Vice President, Retail Operations
Eric Scott Daves                    33               Vice President, Development


HEARTHSIDE HOMES, LLC
---------------------
Allen G. Zaring, IV                 28               President, Chief Executive Officer
Diana Binford                       47               Executive Vice President, Chief Operating Officer

ALLEN G. ZARING, III formed the principal predecessor to the Company in 1964 and is currently Chairman of the Board and Chief Executive Officer. Mr. Zaring, III has a B.S. in Economics and Finance from Babson College. Mr. Zaring, III is a graduate of the Owner/President's Management Program of the Harvard Graduate School of Business. Mr. Zaring also serves as a director of PNC Bank, Ohio, National Association, and is a member of the Board of Advisors of the Blue Chip Venture Capital Fund, both located in Cincinnati, Ohio.

RONALD G. GRATZ joined the Company in 1995 as Vice President and Chief Financial Officer. Mr. Gratz was the Treasurer of Borror Corporation since 1979 and Chief Financial Officer since 1992. Mr. Gratz is a Certified Public Accountant registered in the State of Ohio and has a B.S. in Business Administration and Accounting from Ohio State University.

STUART B. FRANKEL joined the Company in 1996 as Vice President of Business Expansion. In 1997 Mr. Frankel was promoted to Vice President, Acquisition and Development. From September 1993 to May 1996, Mr. Frankel was an attorney for Frost and Jacobs, Cincinnati, Ohio. Mr. Frankel received a J.D. from Vanderbuilt University in 1993. Mr. Frankel is a Certified Public Accountant registered in the States of Ohio and Illinois.

THERESA J. PEARD joined the Company in 1989 and served as Office Manager and Administrative Assistant to the Chairman of the Board and President. In 1995, Ms. Peard was promoted to Corporate Assistant Vice President of Administration. Ms. Peard received a B.S. degree in Business Administration and Human Services from the College of Notre Dame of Maryland.

DANIEL W. JONES joined the Company in 1982 as a production superintendent. Mr. Jones served as Vice President of Construction for the Company's Nashville Division from 1989 to 1992. Mr. Jones returned to Cincinnati in 1992 as Executive Vice President of Production and became Cincinnati Divisional President. In 1996, Mr. Jones was promoted to Mid-West Regional President. In 1997, Mr. Jones was promoted to Executive Vice President, Chief Operating Officer of Zaring Homes. Mr. Jones received a B.S. in Construction from the University of Cincinnati.

PATRICIA A. PAYNE joined the Company in 1987 and served as Vice President of Merchandising from 1988 to 1993. In 1993, Ms. Payne was promoted to Corporate Vice President of Marketing. In 1997, Ms. Payne was promoted to Senior Vice President, Marketing and Sales. Ms. Payne received a B.A. from Edgecliff College.

DOUGLAS C. HINGER joined the Company in 1993 as Product Manager for Zaring Homes, Cincinnati. From 1995 to 1996, Mr. Hinger served as Director of Marketing. From 1996 to 1997, Mr. Hinger was Sales Manager for Zaring Homes, Cincinnati. In 1997, Mr. Hinger was promoted to Vice President, Product and Community Planning. Mr. Hinger has a B.A. in Environmental Design from Miami University and is a registered Architect in the State of Ohio.

DANIEL E. POOLE joined the Company in 1996 as Operations Manager, Zaring Homes Charlotte Divison. In 1998 Mr. Poole was promoted to Vice President, Operations. From 1994 to 1996, Mr. Poole was Purchasing Manager for Ryland Homes in Charlotte, North Carolina. From 1992 to 1994, Mr. Poole was Project Manager for Pulte Homes in Charlotte, North Carolina. Mr. Poole has a B.S. in Religion from Liberty University.

RICHARD A. RODRIGUEZ joined the Company in 1996 as Vice President, Operations. In 1997 Mr. Rodriguez was promoted to Vice President, Process Improvement. From 1995 to 1996 Mr. Rodriguez was Manufacturing Manager at Crysteco. From 1993 to 1995 Mr. Rodriguez was Manufacturing Supervisor for Corning, Inc. From 1988 to 1993 Mr. Rodriguez served as a United States Navy Seal Officer. Mr. Rodriguez has a B.S. in Engineering from the United States Naval Academy and a M.B.A. in Business Administration from Xavier University.

MATTHEW S. MASSARELLI joined the Company in 1996 as Vice President and General Counsel. In 1997, Mr. Massarelli was promoted to Executive Vice President and Chief Executive Officer of HomeMax. Mr. Massarelli was Associate Attorney for Caterpillar Financial Services Corporation, Nashville, Tennessee from April 1996 to September 1996. From 1991 to April 1996, Mr. Massarelli was an Associate Attorney for Frost & Jacobs, Cincinnati, Ohio. Mr. Massarelli received a B.S. in Finance from Miami University and a J.D. from Case Western Reserve University.

JAMES C. MILLER joined the Company in 1997 as Senior Vice President, Marketing of HomeMax. Mr. Miller was Director of Sales and Marketing for Fleetwood Homes
- Eastern Region. Mr. Miller has a B.S. in Marketing from the University of Georgia.

LLOYD C. MCCASKILL, JR. joined the Company in 1997 as Chief Financial Officer of HomeMax. From 1995 to 1997, Mr. McCaskill was Director of Interim Financial Management Division, Ostrande Burch & Company, Raleigh, North Carolina. From 1982 to 1995, Mr. McCaskill was Chief Financial Officer of MCNC in Raleigh, North Carolina. Mr. McCaskill is a Certified Public Accountant registered in the State of North Carolina, has a B.S. in Accounting from the University of North Carolina and a M.B.A. from the Kenan-Flagler School of Business in North Carolina.

MR. ROLLY BANNISTER, III joined the Company in 1997 as Vice President of Retail Operations of HomeMax. From 1986 to 1997 Mr. Bannister was President and Chief Executive Officer of Royal Homes, Inc. Mr. Bannister has a B.S. in Business Administration from East Carolina University.

ERIC SCOTT DAVES joined the Company in 1996 as Divisional President of Zaring Homes, Raleigh. In 1997, Mr. Daves transferred to HomeMax as Vice President, Development. From 1994 to 1996 Mr. Daves was Division President at John Wieland Homes in Raleigh, North Carolina. From 1987 to 1994 Mr. Daves was Area Manager for Centex Homes in Charleston, South Carolina. Mr. Daves has a B.A. in Business Administration from the University of Tennessee.

ALLEN G. ZARING, IV joined the Company in 1996 as Director of Acquisition and Development and in 1997 was promoted to President and Chief Executive Officer of Hearthside Homes. From 1990 to 1996 Mr. Zaring, IV was President and Chief Executive Officer of A Z Homes, Inc. Mr. Zaring, IV has a B.S. in Business Administration from Babson College.

DIANA BINFORD joined the Company in 1997 as Executive Vice President and Chief Operating Officer of Hearthside Homes. From 1989 to 1997, Ms. Binford was the President and Chief Executive Officer of Legacy, Inc. Ms. Binford has a B.A. in Education and Mathematics from McKenree College.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Shares are traded on the NASDAQ Stock Market. The information required by this item is set forth under the caption "1996 and 1997 Common Stock Price Range" on Page 36 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997 and incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is set forth under the caption "Selected Financial Data" at Pages 34 through 36 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997 and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Pages 13 through 18 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997 and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a) hereof.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements with accountants on any accounting or financial disclosure occurred during the period covered by this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report under the caption "Executive Officers of the Registrant" since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with
Schedule 14A. Information regarding directors required by Item 401 of Regulation S-K is set forth under the caption "Information Concerning Nominees" at page 2 and 3 of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption "Executive Compensation" at Page 5 of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth at Page 3 through Page 4 of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption "Transactions Involving Directors and Executive Officers" at Page 11 of the registrant's definitive proxy statement, and incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 10-K

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

1.   Consolidated Financial Statements...................................................................................   Page

     Report of Independent Public Accountants............................................................................     *
     Consolidated Balance Sheets as of December 31, 1997 and 1996 .......................................................     *
     Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995 .............................     *
     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996
       and 1995..........................................................................................................     *
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995 .........................     *
     Notes to Consolidated Financial Statements..........................................................................     *

     * Incorporated herein by reference to the appropriate portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997.

2. Financial Statement Schedules

   None

3. Exhibits required to be filed by Item 601 of Regulation S-K:

  Exhibit Number    Description                                                         Location
  --------------    -----------                                                         --------
     3.1            Amended Articles of Incorporation                                   Filed herewith

     3.2            Amended Regulations                                                 Filed herewith


     10.1           Key Employees Stock Option Plan                                     Incorporated by
                                                                                        reference to Proxy
                                                                                        Statement for Annual
                                                                                        Meeting to be held
                                                                                        April 23, 1998.

     10.2           Outside Directors Stock Option Plan                                 Incorporated by
                                                                                        reference to Proxy
                                                                                        Statement for Annual
                                                                                        Meeting to be held April
                                                                                        23, 1998.


     10.3           Zaring Homes Retirement Benefit Plan                                Incorporated by
                                                                                        reference to Exhibit
                                                                                        4.b to Form S-8,
                                                                                        Registration Number
                                                                                        33-85588, effective
                                                                                        October 26, 1994.

     10.4           Amendments to Zaring Homes, Inc. Retirement                         Filed herewith
                    Benefit Plan, effective as of January 1, 1996
                    and as of May 8, 1997


     10.5           Loan Agreement between the Company and The                          Incorporated by
                    Fifth Third Bank dated as of March 31, 1994                         reference to Exhibit
                                                                                        10.7 to Form 10-K 1994.

     10.6           Loan Agreement between the Company and The                          Incorporated by
                    Provident Bank dated as of March 31, 1994                           reference to Exhibit
                                                                                        10.8 to Form 10-K 1994.

     10.7           Loan Agreement between the Company and PNC                          Incorporated by
                    Bank, Ohio, National Association dated                              reference to Exhibit
                    as of March 31, 1994                                                10.9 to Form 10-K 1994.

     10.8           Tax Indemnification Agreement                                       Incorporated by
                                                                                        reference to Exhibit
                                                                                        10.11 to Form S-1.

     10.9           Zaring Homes Inc. Executive Deferred                                Incorporated by
                    Compensation Plan                                                   reference to Exhibit
                                                                                        10.13 to Form 10-K

     10.10          Amendment to Zaring Homes, Inc.                                     Filed herewith
                    Executive Deferred Compensation Plan, effective
                    as of May 8, 1997

     10.11          Credit Agreement between the Company,                               Incorporated by
                    Zaring Holdings, Inc., Zaring Homes of                              reference to Exhibit
                    Indiana, LLC, Zaring Homes Kentucky, LLC                            10.14 to Form 10-Q
                    and PNC Bank, Ohio National Association,                            March 31, 1996.
                    as Agent, NationsBank, N.A. and The First
                    National Bank of Chicago as Co-Agents
                    dated as of May 9, 1996.

     13.1           Zaring National Corporation 1997 Annual Report to
                    Shareholders (furnished for the information of the Securities and Exchange Commission only and not to be deemed to be filed as part of this Report, except for Pages 13 through 37, which material is incorporated herein by reference).

     21.1           List of Subsidiaries

     23             Consent of Independent Public Accountants




(b)   REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ZARING HOMES, INC.

Date:  March 31, 1998                      By: /s/ ALLEN G. ZARING, III
                                               ------------------------
                                               Allen G. Zaring, III
                                               Chairman of the Board, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 31, 1998                       By: /s/ ALLEN G. ZARING, III
                                               -------------------------
                                               Allen G. Zaring, III
                                               Chairman of the Board, President



Date:  March 31, 1998                       By: /s/ RONALD G. GRATZ
                                               --------------------
                                               Ronald G. Gratz
                                               Chief Financial Officer
                                               Secretary and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)


Date:  March 31, 1998                       By: /s/ DANIEL W. GEEDING
                                               ----------------------
                                               Daniel W. Geeding
                                               Director


Date:  March 31, 1998                       By: /s/ ROBERT NELSON SIBCY
                                               ------------------------
                                               Robert Nelson Sibcy
                                               Director


Date:  March 31, 1998                       By: /s/ JOHN H. WYANT
                                               ------------------
                                               John H. Wyant
                                               Director


Date:  March 31, 1998                       By: /s/ JOHN R. BROOKS
                                               ------------------
                                               John R. Brooks
                                               Director


Date:  March 31, 1998                       By: /s/ MURAT H. DAVIDSON
                                               ----------------------
                                               Murat H. Davidson
                                               Director