Form 10-Q
period 1998-03-31
ZARING NATIONAL CORP
filed 1998-05-15
CIK 1034898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-22679

                           ZARING NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

         OHIO                                                       31-1506058
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


11300 Cornell Park Drive, Suite 500, Cincinnati, Ohio             45242-1825
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


                                  513-489-8849
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, without par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                     YES   X                NO
                         -------              -------

Number of common shares outstanding as of March 31, 1998:  4,765,788

                                                                 Total Pages: 21


                           ZARING NATIONAL CORPORATION

                                      INDEX

                                                                            Page

PART I   FINANCIAL STATEMENTS

     Item 1 Consolidated Financial Statements

         Consolidated Balance Sheets,
         March 31, 1998, March 31, 1997 (unaudited), and
         December 31, 1997 (audited)                                         3

         Consolidated Statements of Operations,
         Three Months Ended March 31, 1998 and 1997 (unaudited)              5

         Consolidated Statement of Shareholders' Equity,
         Three Months Ended March 31, 1998 (unaudited)                       6

         Consolidated Statements of Cash Flows,
         Three Months Ended March 31, 1998 and 1997 (unaudited)              7

         Notes to Consolidated Financial Statements (unaudited)              8


     Item 2   Management's Discussion and Analysis of Financial Condition
              and Results of Operations
                                                                            13

PART II  OTHER INFORMATION                                                  19

SIGNATURES                                                                  21

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                           ZARING NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (dollars in thousands)


                                                                           (UNAUDITED)
                                                                             MARCH 31,
                                                                    --------------------------         DECEMBER 31,
                                                                       1998            1997               1997
                                                                    ---------        ---------           ---------
 Cash and cash equivalents                                          $   5,857        $   3,659           $   4,160
 Receivables:
    Related parties                                                       114               90                 363
    Other                                                                  52              669                 476
 Inventories:
    Luxury site-built homes                                            47,413           39,091              42,405
    Entry level site-built homes                                        1,640                -               1,547
    Retail distribution manufactured homes                              1,022              849                 672
    Model homes                                                        17,239           10,441              16,890
    Land, development costs and finished lots                          46,936           37,336              46,907
 Property and equipment, net                                           12,369            3,082               9,526
 Investments in and advances to unconsolidated joint ventures             582              689                 622
 Future tax benefit                                                     2,479              675               1,058
 Cash surrender value of life insurance and other assets                5,756            4,417               5,161
 Goodwill                                                               2,327                -               2,356
                                                                     --------         --------            --------
                                                                     $143,786         $100,998            $132,143
                                                                     ========         ========            ========





                   The accompanying notes are an integral part of these consolidated financial statements.

                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                            (dollars in thousands)

                                                                           (UNAUDITED)
                                                                             MARCH 31,
                                                                    --------------------------         DECEMBER 31,
                                                                       1998             1997               1997
                                                                    ------------    ----------        --------------
 Liabilities:
    Revolving credit facilities                                     $  53,892        $  21,000           $  46,425
    Floor plan financing facility                                       3,801                -                   -
    Term notes payable                                                 14,995           17,996              15,745
    Notes payable to former shareholders                                2,007                -               1,896
    Accounts payable                                                    9,890            6,299               8,453
    Accrued liabilities                                                 6,618            3,714               6,292
    Customer deposits                                                   2,764            2,681               2,178
    Income taxes payable                                                    -              147                   -
                                                                    ---------        ---------           ---------
                 Total liabilities                                     93,967           51,837              80,989
                                                                    ---------        ---------           ---------
 Minority interest                                                        343                -                 424
                                                                    ---------        ---------           ---------

 Commitments and contingencies

 Shareholders' equity:
     Preferred shared, no par value, 2,000,000
      shares authorized, none issued or outstanding
                                                                            -                -                   -
     Common shares, no par value, 18,000,000
        shares authorized, 4,765,788, issued and
        outstanding at March 31, 1998, 5,036,480
        issued and 4,781,080 outstanding at
        March 31, 1997, 4,780,788 issued and
        outstanding at December 31, 1997                               25,131           25,146            25,146
     Additional paid-in capital                                         5,551            7,687             5,678
     Retained earnings                                                 18,794           18,334            19,906
                                                                    ---------        ---------           -------
                                                                       49,476           51,167            50,730

     Less- treasury shares, at cost, 255,400
      shares at March 31, 1997                                              -           (2,006)                -
                                                                    ---------        ---------           -------
     Total shareholders' equity                                        49,476           49,161            50,730
                                                                    ---------        ---------           -------
                                                                     $143,786         $100,998          $132,143
                                                                     ========         ========          ========



                   The accompanying notes are an integral part of these consolidated financial statements.

                         ZARING NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

              (dollars in thousands except per share information)

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              -----------------------------
                                                                                   1998             1997
                                                                              ----------------------------
Net revenues:
     Luxury site-built homes                                                  $    49,877     $    43,145
     Entry level site-built homes                                                   2,205            --
     Retail distribution manufactured homes                                           930           1,012
                                                                              -----------     -----------
                  Total net revenues                                               53,012          44,157
                                                                              -----------     -----------

Expenses:
     Cost of luxury site-built homes                                               42,579          35,542
     Cost of sales entry level site-built homes                                     1,715            --
     Cost of sales retail distribution manufactured homes                             787             755
     Interest                                                                         993             754
     Selling                                                                        4,319           3,252
     General and administrative                                                     4,684           3,048
                                                                              -----------     -----------
                  Total expenses                                                   55,077          43,351
                                                                              -----------     -----------

                  Operating income (loss)                                          (2,065)            806

Other income (expense):
     Income (loss) from unconsolidated joint ventures                                  50             (25)
     Other, net                                                                        31              21
                                                                              -----------     -----------
                  Income  (loss) before  minority interest and  provision
                    (credit) for income taxes                                      (1,984)            802


Minority interest in loss of subsidiary                                                81            --
                                                                              -----------     -----------
                  Income (loss) before provision (credit) for
                   income taxes                                                    (1,903)            802

Provision (credit) for income taxes                                                  (791)            322
                                                                              -----------     -----------
                  Net income (loss)                                           $    (1,112)    $       480
                                                                              ===========     ===========

Basic and diluted earnings (loss) per common share                            $     (0.23)    $      0.10
                                                                              ===========     ===========

Weighted average shares outstanding                                             4,776,455       4,781,090
                                                                              ===========     ===========



                   The accompanying notes are an integral part of these consolidated financial statements.

                         ZARING NATIONAL CORPORATION

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (UNAUDITED)

                            (dollars in thousands)



                                                                 ADDITIONAL
                                        SHARES        COMMON      PAID-IN   RETAINED
                                        ISSUED        SHARES      CAPITAL   EARNINGS      TOTAL
                                      ---------     --------     -------     --------     --------

BALANCE, December 31, 1997            4,780,788     $ 25,146     $ 5,678     $ 19,906     $ 50,730

Purchase and retirement of common
   shares                               (15,000)         (15)       (127)        --           (142)

Net loss                                   --           --          --         (1,112)      (1,112)
                                      ---------     --------     -------     --------     --------
BALANCE, March 31, 1998               4,765,788     $ 25,131     $ 5,551     $ 18,794     $ 49,476
                                      =========     ========     =======     ========     ========





                   The accompanying notes are an integral part of these consolidated financial statements.

                         ZARING NATIONAL CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                            (dollars in thousands)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            ---------------------
                                                                              1998         1997
                                                                            --------     --------
Cash Flows from Operating Activities:
     Net income (loss)                                                      $ (1,112)    $    480
         Adjustments  to  reconcile  net income to cash  provided by operating activities--
             Depreciation and amortization                                       622          359
             Income (loss) from unconsolidated joint ventures                    (50)          25
             Minority interest in loss of subsidiary                             (81)        --
         Change in assets and liabilities--
             Future tax benefit                                               (1,421)        --
             Receivables                                                         673         (206)
             Inventories                                                      (5,829)      (4,065)
             Cash surrender value of life insurance and other assets            (595)        (754)
             Accounts payable and other accrued liabilities                    1,437          898
             Accrued expenses                                                    326         --
             Customer deposits                                                   586          132
             Income taxes payable                                               --             40
                                                                            --------     --------
                  Net cash provided by (used for) operating activities        (5,444)      (3,091)
                                                                            --------     --------

Cash Flows from Investing Activities:
     Additions to property and equipment                                      (3,436)        (812)
     Distributions from unconsolidated joint ventures, net                        90          372
                                                                            --------     --------
                  Net cash provided by (used for) investing activities        (3,346)        (440)
                                                                            --------     --------

Cash Flows from Financing Activities:
     Borrowings on notes payable                                              26,354       12,000
     Repayments of notes payable                                             (15,725)      (7,250)
     Purchase of common shares                                                  (142)        --
                                                                            --------     --------
                  Net cash provided by (used for) financing activities        10,487        4,750
                                                                            --------     --------

 Increase in cash and cash equivalents                                         1,697        1,219

 Cash and cash equivalents, beginning of period                                4,160        2,440
                                                                            --------     --------
 Cash and cash equivalents, end of period                                   $  5,857     $  3,659
                                                                            ========     ========

 Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for-
         Interest                                                           $  1,292     $    606
                                                                            ========     ========
         Income taxes                                                       $    584     $    381
                                                                            ========     ========


                   The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




(1)    BASIS OF PRESENTATION-
       -----------------------

       Effective in May 1997, Zaring National Corporation (an Ohio corporation) implemented the formation of a holding company structure which results in the accompanying consolidated financial statements including the accounts of Zaring National Corporation and subsidiaries (the Company), formerly Zaring Homes, Inc. The formation of the holding company had no effect on the carrying value of assets, liabilities or equity of the Company. The subsidiaries of the Company include the following: Zaring Homes, Inc. and its subsidiaries, Zaring Homes of Indiana, LLC and Zaring Homes Kentucky, LLC; Zaring Holdings, Inc.; HomeMax, Inc. and its subsidiaries, HomeMax North Carolina, Inc., HomeMax Tennessee, Inc., HomeMax South Carolina, HomeMax Ohio, Inc., HomeMax Indiana, LLC and HomeMax Kentucky, LLC; Hearthside Homes, LLC (formerly Zaring Acquisition Company of Indiana,
       LLC); and Legacy Mortgage Corporation.

       The principal business of the Company's subsidiary, Zaring Homes, Inc. (Zaring Homes) is the designing, constructing, marketing and selling of single-family homes, and the acquisition and development of land for sale as residential building lots in the midwest and southeast United States. Zaring Homes began operations in Cincinnati, Ohio in 1964 and commenced operations in Nashville, Tennessee in 1986. In 1994, operations commenced in Raleigh/Durham, North Carolina, and Indianapolis, Indiana. In 1996, operations began in Louisville, Kentucky and Charlotte, North Carolina.

       In November 1996, the Company formed HomeMax, Inc. (HomeMax) for the purpose of entering into the retail distribution of manufactured housing. HomeMax, based in Raleigh, North Carolina, commenced operations in the first quarter of 1997. During 1997, HomeMax acquired the assets of three manufactured housing retailers for approximately $2.4 million in cash. The acquisitions were recorded using the purchase method of accounting.

       Effective October 1, 1997, the Company, through its newly formed subsidiary Hearthside Homes, LLC, acquired substantially all of the net operating assets of Legacy, Inc., an Indianapolis-based builder of entry level single-family homes for approximately $1.9 million in cash and a note. The Company also acquired the stock of Legacy Mortgage Corporation for approximately $138,000. Legacy Mortgage Corporation originates, processes and sells mortgages to third party investors. The acquisitions were recorded using the purchase method of accounting.

       All significant intercompany transactions and balances have been eliminated in consolidation.

       The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Since such financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the consolidated financial statements and related footnotes included in the Form 10-K for
       the fiscal year ended December 31, 1997 filed with the   Securities and
       Exchange Commission. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's unaudited consolidated financial statements as of March 31, 1998 have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results for the entire year.

(2)    CAPITALIZED INTEREST-

       Interest is capitalized on land in the process of development and residential housing construction costs during the development and construction period. The following table summarizes the activity with respect to capitalized interest:

                                                      THREE MONTHS ENDED MARCH 31,
                                                         (dollars in thousands)
                                                       --------------------------
                                                          1998             1997
                                                       -----------        -------

       Capitalized interest, beginning of period         $ 1,678        $ 1,074
       Interest incurred                                   1,280            731
       Interest expensed                                    (993)          (739)
                                                         -------        -------
       Capitalized interest, end of period               $ 1,965        $ 1,066
                                                         =======        =======

(3)    NOTES PAYABLE-
       ---------------

       The Company has an unsecured $87.5 million syndicated credit facility with PNC Bank acting as agent. This facility consists of a revolving credit facility, providing for borrowings up to $72.5 million, depending on the Company's borrowing base, as defined in the agreement, and a $15 million term loan. $10 million of the revolving credit facility may be used for letters of credit. The revolving credit facility bears interest at (a) the greater of the prime rate or the Federal Funds rate plus .5% or (b) the Euro-rate plus 1.25% to 1.625%, depending on the Company's leverage ratio. The revolving credit facility expires July 1, 1999. As of March 31, 1998, the Company had outstanding balances of $41.9 million under the revolving credit facility and $ 5.9 million in letters of credit.

       In February 1998, the Company entered into three additional syndicated credit facilities with NationsBank as agent. The new facilities consist of:

         - A $33.9 million manufactured housing floor plan financing facility for inventory and display models with interest equal to the prime rate or Euro-rate plus 2.35%. Retail inventory borrowings are subject to repayment upon the earlier of sale, or 10% at the end of six months following initial borrowing and the balance after nine months. Borrowings for the cost of display models are subject to payments of 10% after twelve months, with the balance due no later than twenty-four months after the date of the initial borrowing. As of March 31, 1998, the Company had outstanding balances of $3.8 million under the floor plan facility.

         - A $12 million sales village mortgage loan for sales village development, interest at prime plus 2%, convertible into twenty-eight separate fifteen year amortization loans in amounts ranging from $250,000 to $500,000 per village, balloon payments due five years after the initial borrowing for each village, secured by mortgages. As of March 31, 1998, the Company had not utilized the mortgage loan.

        - A $15 million unsecured two-year revolving credit note expiring March 2000 for working capital needs of HomeMax, Inc. and subsidiaries with interest equal to the prime rate or Euro-rate plus 1.75% and guaranteed by Zaring Homes, Inc. As of March 31, 1998, the Company had outstanding balances of $12.0 million under the revolving credit note.

       Term notes payable at March 31, 1998, include a $15.0 million term loan ($9.8 million outstanding as of March 31, 1998), expiring April 1, 2001, which bears interest at (a) the greater of the prime rate or the Federal Funds rate plus .5% or (b) the Euro-rate plus 1.375% to 1.75%, depending on the Company's leverage ratio, and is payable in quarterly installments of $750,000, and other term loans of $5.2 million which bear interest at a fixed rate of 7.95% and are payable in 12 equal quarterly installments beginning September, 1998.

       As of March 31, 1998, the Company also has $2.0 million of notes to former shareholders with interest rates of 6% to 8.5%, payable in equal annual installments and due December, 1999 and August, 2001.

       The bank credit agreements include provisions which require, among others, that the Company maintain certain levels of tangible net worth and cash flow from operations as well as limiting the Company's dividends and ratio of debt to equity.


(4)    EARNINGS (LOSS) PER SHARE-
       ---------------------------

       In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). In accordance with SFAS128, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

       Options to purchase 125,159 and 66,383 shares of common stock at an average price of $9.96 and $12.05 per share were outstanding during the periods ending March 31, 1998 and 1997, respectively, but were not included in the computation of earnings per share since the options' exercise prices were greater than the average market price of the common shares.

       Since there are no antidilutive securities, basic and diluted earnings
       (loss) per share are identical thus a reconciliation of the numerator and denominator is not necessary.

       SFAS 128 requires the Company to restate reported earnings for all periods presented. This accounting change had no effect on previously reported earnings per share.


(5)    SHAREHOLDERS' EQUITY-
       ---------------------

       The Company is authorized to issue up to 2,000,000 preferred shares of which 1,000,000 are voting. No preferred shares have been issued.

(6)    NEW PRONOUNCEMENTS-
       -------------------

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes the standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 is effective for financial statements for annual periods beginning after December 15, 1997. The Company adopted this statement in the first quarter of fiscal 1998 with no impact on the Company's reported consolidated financial position, results of operations or cash flow.

       In June 1997, the FSAB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), which requires disclosures for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management segregates a company. The Company intends to adopt SFAS 131 in fiscal 1998.

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires computer software costs incurred in the preliminary project stage to be expensed and provides capitalization criteria for costs incurred subsequent to the preliminary project stage. The Company adopted SOP 98-1 in the first quarter of fiscal 1998 with no impact on the financial statements.

       In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires the cost of start-up activities, such as pre-opening expenses, to be expensed as incurred. Under the Company's current accounting policies, these pre-opening expenses are deferred until the manufactured housing village has opened and then amortized over a one-year period. The Company is required to adopt the provisions of SOP 98-5 no later than the first quarter of fiscal 1999. Included in the accompanying March 31, 1998 consolidated balance sheet is approximately $603,000 of unamortized pre-opening expenses which would have been expensed had SOP 98-5 already been implemented.


(7)    RECLASSIFICATIONS-
       ------------------

       Certain amounts in the consolidated interim financial statements for 1997 have been reclassified to conform to the 1998 presentation.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

The Company's business and the homebuilding industry are subject to changes in national and local economic conditions, as well as other factors, including employment levels, availability of financing, interest rates, consumer confidence and housing demand. The Company's results of operations for the periods presented include luxury site-built homes, entry level site-built homes, retail distribution of manufactured homes and reflect the cyclical nature of the housing industry.

The Company reported consolidated net revenues of $53.0 million for the quarter ended March 31, 1998, compared to $44.2 million for the same quarter in 1997. Net loss for the first quarter of 1998 was $ (1.1) million or $ (.23) per share, compared to net income of $.5 million or $ .10 per share for the first quarter of 1997.

The following tables set forth, for the periods indicated, certain information regarding the Company's operations:

                                                                                THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             -----------------------
                                                                             1998                     1997
                                                                             ----                    -----
                                                                              (Dollars in thousands)
Zaring Homes, Inc.
     Luxury Site-Built Homes
         Revenues (1)                                                        $   49,877         $   43,101
         Cost of sales                                                           42,579             35,580
         Interest                                                                 1,520              1,448
         Selling, general and administrative expenses                             5,860              5,152
                                                                             ----------         ----------
         Operating income (loss)                                                    (82)               921
         Other income                                                                 8                  6
                                                                             ----------         ----------
         Pretax Luxury Site-Built Income (Loss)                                     (74)               927

HomeMax, Inc.
     Retail Distribution Manufactured Homes
         Revenues (1)                                                               930              1,012
         Cost of sales                                                              787                755
         Interest                                                                   202                 20
         Selling, general and administrative expenses                             2,107                503
                                                                             ----------         ----------
         Operating loss                                                          (2,166)              (266)
         Other income                                                                 1                 64
         Minority interest                                                           81                  -
                                                                             ----------         ----------
         Pretax Retail Distribution Loss                                         (2,084)              (202)

Hearthside Homes, LLC
     Entry Level Site-Built Homes
         Revenues (1)                                                             2,205
         Cost of sales                                                            1,715
         Interest                                                                    17
         Selling, general and administrative expenses                               452
                                                                             ----------
         Operating income                                                            21
         Other income                                                                13
                                                                             ----------
         Pretax Entry Level Site-Built Income                                        34

Corporate (income) and expense:
     Interest income from subsidiaries, net                                        (746)              (714)
     General and administrative                                                     525                637
                                                                             ----------         ----------
Income (loss) before taxes                                                       (1,903)               802
Provision (credit) for income taxes                                                (791)               322
                                                                             ----------         ----------
Net income (loss)                                                           $    (1,112)      $        480
                                                                            ===========       ============

                                                      THREE MONTHS ENDED MARCH 31,
                                                       --------------------------
                                                         1998               1997
                                                         ----               ----
                                                          (Dollars in thousands)
Luxury Site-Built Homes
Operating data:
     Units
         New Orders (2)                                       336            198
         Closings (1)                                         200            178
         Backlog (3)                                          376            283
Average revenue per closing                               $   250        $   239
Average value of new order sales                          $   253        $   245
Sales value of backlog                                    $95,809        $70,140

Retail Distribution Manufactured Homes
Operating data:
     Units
         New Orders (2)                                        73             21
         Closings (1)                                          19             38
         Backlog (3)                                           94             11
Average revenue per closing                               $    48        $    29
Average value of new order sales                          $    55        $    26
Sales value of backlog                                    $ 5,458        $   460

Entry Level Site-Built Homes
Operating data:
     Units
         New Orders (2)                                        39
         Closings (1)                                          19
         Backlog (3)                                           44
Average revenue per closing                               $   116
Average value of new order sales                          $   128
Sales value of backlog                                    $ 5,852

(1) Revenue from a sale is recognized upon the closing of the sale.
(2) New orders represent total new home orders received during the period, net of cancellations.
(3) Backlog includes new orders which have not yet closed.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

ZARING HOMES, INC., LUXURY SITE-BUILT HOMES- Net revenues for the three months ended March 31, 1998 increased 15.7% over the same period 1997. The Company delivered 200 homes in the first quarter of 1998, compared to 178 homes in 1997, a 12.4% increase. This increase is attributable to the strength of the luxury housing market and first quarter 1998 closings in the expansion cities of Charlotte and Louisville versus no closings in Charlotte and Louisville in the first quarter of 1997.

Gross profit decreased $223,000 or 3.0% in the first quarter of 1998 as compared to the first quarter of 1997. Gross profit as a percentage of revenue declined 2.9% to 14.6% of revenues. The decline in gross profit is attributable to, among other factors, the acceptance of contracts with lower margins in an effort to increase velocity, particularly of market homes and homes in substantially complete neighborhoods and increased subcontractor and other production costs. Interest expense increased $72,000 in the first quarter of 1998 compared to the same period in 1997. This increase is mainly attributable to a larger investment in model homes and market homes and the number of units in process. Selling expenses increased $0.4 million. As a percentage of revenue, selling expenses decreased from 7.3% to 7.1%. General and administrative expenses increased $0.3 million or 16% in the first quarter of 1998, compared to the first quarter of 1997. As a percentage of revenue, general and administrative expenses remained relatively flat at 4.6%. Selling, general and administrative expenses increased $0.7 million, or 13.7%, in the first quarter of 1998 compared to the first quarter of 1997. As a percentage of revenues, selling, general and administrative expenses remained constant at 12%.

As a result of the foregoing, Zaring Homes reported a pretax loss of $74,000 or 0.15% of net revenues in the first quarter of 1998, a decrease of $1.0 million from the same period in 1997.

HOMEMAX, INC., RETAIL DISTRIBUTION MANUFACTURED HOMES- Net revenues for the three months ended March 31, 1998 decreased 8.1% from $1.0 million in the first quarter of 1997 to $0.9 million in the first quarter of 1998. HomeMax closed 19 units in the first quarter of 1998, a decrease of 50% from the 38 units closed in the same period of 1997. This decrease is mainly due to the fact that a new product line was introduced in the fourth quarter of 1997 in conjunction with the opening of the first Super Model Home Village. Sales of the new product have been strong, as reflected in the backlog of 94 units at March 31, 1998, compared to 11 units in 1997; however, the time from order to close has lengthened principally due to land availability and processing customer financing.

Gross profit was $143,000 or 15.4% for the three months ended March 31, 1998, as compared to $257,000 or 25.4% for the same period in 1997, a decrease of 44.4%. This decrease is primarily due to the mix of units sold and production expenses which were not able to be passed on to the consumer. Interest expense increased $182,000 in the first quarter of 1998. As a percentage of revenues, interest expense increased from 2.0% in the first quarter of 1997 to 21.7% in the first quarter of 1998. This increase is due to the increase in the number of HomeMax villages from 1 in 1997 to 7 in 1998. Each village necessitates a significant investment which includes sales office units, model units and related furnishings. Also attributing to the increase in interest expense is the increase in the number of units in backlog and the financing of the infrastructure expansion for selling and administrative initiatives.

Selling, general and administrative expenses for Home Max, including infrastructure costs to leverage the expansion efforts, totaled $2.1 million for the three months ended March 31, 1998 compared to $0.5 million for the same period in 1997. In the first quarter of 1997, HomeMax acquired the assets of one manufactured housing retailer. In the first quarter of 1998, HomeMax was operating 3 acquired manufactured housing retailers and 4 Super Model Home Villages. Selling expenses were $715,000 or 76.9% of revenues in the first quarter of 1998 compared to $95,000, or 9.4% of revenues in 1997. This increase is primarily due to start-up marketing and advertising costs. General and administrative expenses were $1.4 million in the first quarter of 1998 versus $0.4 million for the same period in 1997, an increase of $1.0 million due to the above mentioned expansion efforts.

As a result of the foregoing, HomeMax reported a pretax loss of $2.1 million in the first quarter of 1998 compared to a loss of $0.2 million in the first quarter of 1997.

HEARTHSIDE HOMES, LLC, ENTRY LEVEL SITE-BUILT HOMES- Net revenues in the first quarter of 1998 were $2.2 million. Nineteen homes were delivered in the first three months of 1998.

Gross profit was $0.5 million, or 22.2%. Selling, general and administrative expenses were $452,000, or 20.5% of revenues. As a result of the foregoing, Hearthside reported pretax income of $34,000, 1.5% of revenues for the quarter ended March 31, 1998.

OTHER OPERATING RESULTS
-----------------------

Interest income from subsidiaries represents the allocation of interest cost to the subsidiaries. General and administrative expenses decreased $112,000 in the first quarter of 1998 compared to the same period 1997.

YEAR 2000 AND ACCOUNTING SOFTWARE COSTS
---------------------------------------

The Company has several information improvement initiatives in process. In particular, the Company plans to replace its core management information system over the next three years in order to be year 2000 compliant. Management's current estimate of the cost of the system replacement approximates $3.0 million. Certain of these costs will be capitalized in accordance with the guidelines established in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued in March 1998.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Net cash used by operating activities increased $2.4 million from net cash used in the first quarter of 1997 of $3.1 million to net cash used of $5.4 million in the first quarter of 1998. This is a result of the net loss in the first quarter of 1998 and increased investments in both site-built and manufactured housing inventories offset by increases in payables and customer deposits. Net cash used for investing activities increased $2.9 million due to greater purchases of property and equipment. Net cash provided by financing activities in the first quarter of 1998 was $10.5 million, an increase of $5.7 million over the same period in 1997 due to net bank borrowings of $10.6 million.

The Company believes its present cash balances, amounts available under existing borrowing agreements and amounts generated from future operations will provide adequate funds for its future plans.

PROVISIONS FOR WRITEDOWN TO NET REALIZABLE VALUE
-------------------------------------------------

The Company periodically reviews the value of land, inventories and intangibles and determines whether any write-downs need to be recorded to reflect declines in value. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Company's real estate inventories and certain intangibles is dependent upon future events and conditions that may cause actual results to differ from amounts presently estimated.

INFLATION
---------

Housing demand, in general, is affected adversely by increases in interest rates. If mortgage interest rates, material and labor costs increase significantly, the Company's revenues, gross profit, and net income could be adversely affected.

CAUTIONARY STATEMENTS
---------------------

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumption of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations; Cautionary Statements" in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission. Readers should carefully review those risk factors and uncertainties in conjunction with reading this Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 1.    Legal Information
           ------------------

The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business activities which seek remedies or damages. The Company believes that any liability that may be determined will not have a material effect on its financial position or results of operation.

Item 2.    None
           ----

Item 3.    None
           ----

Item 4.  Submission Of Matters To A Vote Of Security Holders
         ---------------------------------------------------

     A) The Annual Meeting of Shareholders of Zaring National Corporation was held on April 23, 1998.

     B)     Not applicable

     C)     1)  Seven nominees were elected to the Board of Directors at the
                1998 annual meeting:

                Allen G. Zaring III was elected by a vote of 3,300,229 for and 3,979 withheld.

                John R. Brooks was elected by a vote of 3,300,232 for and 3,976 withheld.

                Murat H. Davidson was elected by a vote of 3,300,232 for and 3,976 withheld.

                Daniel W. Geeding was elected by a vote of 3,300,232 for and 3,976 withheld.

                Robert N. Sibcy was elected by a vote of 3,300,232 for and 3,976 withheld.

                John H. Wyant was elected by a vote of 3,300,232 for and 3,976 withheld.

            2) At the meeting, the following additional matters were voted upon with the voting results for each matter as indicated:

               a) The shareholders approved the amendments to the Zaring National Corporation Key Employee Stock Option Plan. There were 6,980 votes cast in opposition, 6,433 abstentions, 1,461,580 broker non-votes and 3,290,795 votes cast in favor.

               b) The shareholders approved amendments to the Zaring National Corporation Outside Directors Stock Option Plan. There were 6,418 votes cast in opposition, 8,516 abstentions, 1,461,580 broker non-votes and 3,289,274 votes cast in favor.

               c) The shareholders confirmed the appointment of Arthur Andersen, L.L.P. as independent auditors of the Company for fiscal 1998. There were 2,136 votes cast in opposition, 3,007 abstentions, 1,461,580 broker non-votes and 3,299,065 votes cast in favor.

     D)    Not applicable

Item 5.   None
          ----

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

              (a)  Exhibit 27, Financial Data Schedule
              (b) The Company did not file a report on Form 8-K during the quarter for which this report is filed.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ZARING NATIONAL CORPORATION
                            (Registrant)



Date: May 15, 1998           By:/s/Allen G. Zaring III
                                ---------------------------------------------
                                Allen G. Zaring III
                                Chairman of the Board, Chief Executive Officer

Date: May 15, 1998           By:/s/Ronald G. Gratz
                                ---------------------------------------------
                                Ronald G. Gratz
                                Chief Financial Officer
                                Secretary and Treasurer
                               (Principal Financial and Accounting Officer)