Form 10-Q
period 1998-06-30
ZARING NATIONAL CORP
filed 1998-08-14
CIK 1034898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                     YES    X    NO
                           ---      ---

Number of common shares outstanding as of June 30, 1998:  4,765,788
                                                         -----------

                                                                 Total Pages: 23

                          ZARING NATIONAL CORPORATION

                                      INDEX

                                                                                           Page
                                                                                           ----

PART I   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets,
         June 30, 1998, June 30, 1997 (unaudited), and
         December 31, 1997                                                                  3

         Consolidated Statements of Income (unaudited),
         Three Months Ended June 30, 1998 and 1997 and
         Six Months Ended June 30, 1998 and 1997                                            5

         Consolidated Statement of Shareholders' Equity,
         Six Months Ended June 30, 1998 (unaudited)                                         6

         Consolidated Statements of Cash Flows,
         Six Months Ended June 30, 1998 and 1997 (unaudited)                                7

         Notes to Consolidated Financial Statements (unaudited)                             8


     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                          14

PART II  OTHER INFORMATION                                                                  22

SIGNATURES                                                                                  23

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                           ZARING NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (DOLLARS IN THOUSANDS)


                                                                            (UNAUDITED)
                                                                              JUNE 30,
                                                                     -------------------------          DECEMBER 31,
                                                                       1998              1997               1997
                                                                     --------         --------            --------

 Cash and cash equivalents                                          $   4,292        $   2,142           $   4,160
 Receivables:
    Related parties                                                     1,233              147                 363
    Other                                                                 270              687                 476
 Inventories:
    Luxury site-built homes                                            47,834           35,539              42,405
    Entry level site-built homes                                        2,340                -               1,547
    Retail distribution manufactured homes                              1,286            1,874                 672
    Model homes                                                        18,298           12,131              16,890
    Land, development costs and finished lots                          43,579           39,698              46,907
 Property and equipment, net                                            8,098            3,568               5,852
 HomeMax Villages, net                                                  8,255                -               3,674
 Investments in and advances to
    unconsolidated joint ventures                                         686              581                 622
 Future tax benefit                                                     2,601              675               1,058
 Cash surrender value of life insurance and other assets
                                                                        5,588            5,024               5,161
 Goodwill, net                                                          2,302                -               2,356
                                                                     --------         --------            --------
                                                                     $146,662         $102,066            $132,143
                                                                     ========         ========            ========



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                (UNAUDITED)
                                                                  JUNE 30,
                                                          ----------------------     DECEMBER 31,
                                                            1998          1997          1997
                                                          --------      --------      --------
 Liabilities:
    Revolving credit facilities                           $ 45,863      $ 20,750      $ 46,425
    Floor plan financing facility                            4,169           -             -
    Term notes payable                                      21,243        17,245        15,745
    Notes payable to former shareholders                     2,046           -           1,896
    Accounts payable                                        11,964         6,822         8,453
    Accrued liabilities                                      7,062         3,649         6,292
    Customer deposits                                        3,639         2,648         2,178
    Income taxes payable                                       -             762           -
                                                          --------      --------      --------
                 Total liabilities                          95,986        51,876        80,989
                                                          --------      --------      --------

 Minority interest                                           1,241           -             424
                                                          --------      --------      --------

 Commitments and contingencies

 Shareholders' equity:
     Preferred shared, no par value, 2,000,000 shares
        authorized, none issued or outstanding                 -             -             -
     Common shares, no par value, 18,000,000
        shares authorized, 4,765,788, 4,780,827,
        4,780,788 issued and outstanding at June
        30, 1998, June 30, 1997, and December 31,
        1997, respectively                                  25,131        25,146        25,146
     Additional paid-in capital                              5,551         5,678         5,678
     Retained earnings                                      18,753        19,366        19,906
                                                          --------      --------      --------
     Total shareholders' equity                             49,435        50,190        50,730
                                                          --------      --------      --------
                                                          $146,662      $102,066      $132,143
                                                          ========      ========      ========


                 The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                        ----------------------------        -----------------------------

                                                            1998              1997              1998              1997
                                                        -----------       -----------       -----------       -----------

Net revenues:
     Luxury site-built homes                            $    66,926       $    52,419       $   116,803       $    95,564
     Entry level site-built homes                             1,462               -               3,667               -
     Retail distribution manufactured homes                   2,047             1,410             2,977             2,422
                                                        -----------       -----------       -----------       -----------
                  Total net revenues                         70,435            53,829           123,447            97,986
                                                        -----------       -----------       -----------       -----------
Expenses:
     Cost of luxury site-built homes                         55,142            43,995            97,721            79,537
     Cost of sales entry level                                1,149               -               2,864                 _
     site-built homes
     Cost of sales retail distribution
         manufactured homes                                   1,845             1,102             2,632             1,857
     Interest                                                 1,594               587             2,587             1,341
     Selling                                                  5,528             3,387             9,847             6,639
     General and administrative                               5,554             3,143            10,238             6,191
                                                        -----------       -----------       -----------       -----------
                Total expenses                               70,812            52,214           125,889            95,565
                                                        -----------       -----------       -----------       -----------
               Operating income (loss)                         (377)            1,615            (2,442)            2,421

Other income (expense):
     Income (loss) from  unconsolidated joint
        ventures                                                 95               (15)              145               (40)
Other, net                                                       42               127                73               148
                                                        -----------       -----------       -----------       -----------
       Income (loss) before minority interest
           and provision (credit) for income taxes             (240)            1,727            (2,224)            2,529

Minority interest in loss of subsidiary                         102               -                 183                 _
                                                        -----------       -----------       -----------       -----------
       Income (loss) before provision (credit)
           for income taxes                                    (138)            1,727            (2,041)            2,529

Provision (credit) for income taxes                             (97)              695              (888)            1,017
                                                        -----------       -----------       -----------       -----------
      Net income (loss)                                 $       (41)      $     1,032       $    (1,153)      $     1,512
                                                        ===========       ===========       ===========       ===========

Basic and diluted earnings (loss) per
    common share                                        $     (0.01)      $      0.22       $     (0.24)      $      0.32
                                                        ===========       ===========       ===========       ===========

Weighted average shares outstanding                       4,765,788         4,781,063         4,771,092         4,781,063
                                                        ===========       ===========       ===========       ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)




                                                                              ADDITIONAL
                                              SHARES         COMMON            PAID-IN         RETAINED
                                              ISSUED         SHARES            CAPITAL         EARNINGS         TOTAL
                                              ------         ------            -------         --------         -----

BALANCE, December 31, 1997                  4,780,788        $25,146            $5,678          $19,906        $50,730

Purchase and retirement of
   common shares                              (15,000)           (15)             (127)               -           (142)

Net loss                                            -              -                 -           (1,153)        (1,153)
                                            ---------        -------            ------         --------        -------

BALANCE, June 30, 1998                      4,765,788        $25,131            $5,551         $ 18,753        $49,435
                                            =========        =======            ======         ========        =======




                   The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         -------------------------

                                                                             1998         1997
                                                                         ----------      ---------
Cash Flows from Operating Activities:
     Net income (loss)                                                    $ (1,153)      $  1,512
         Adjustments  to  reconcile  net income to cash  provided by operating activities--
             Depreciation and amortization                                   1,284            718
             Income (loss) from unconsolidated joint ventures                 (145)            40
             Minority interest in loss of subsidiary                          (183)           -
         Change in assets and liabilities--
             Future tax benefit                                             (1,543)           -
             Receivables                                                       336           (280)
             Inventories                                                    (4,916)        (5,590)
             Cash surrender value of life insurance and other assets          (672)        (1,352)
             Accounts payable and other accrued liabilities                  3,511            577
             Accrued expenses                                                  770            778
             Customer deposits                                               1,461             99
             Income taxes payable                                              -              655
                                                                          --------       --------
                  Net cash used for operating activities                    (1,250)        (2,843)
                                                                          --------       --------

Cash Flows from Investing Activities:
     Additions to property and equipment                                    (7,812)        (1,667)
     Distributions from unconsolidated joint ventures, net                      81            465
                                                                          --------       --------
                  Net cash used for  investing activities                   (7,731)        (1,202)
                                                                          --------       --------

Cash Flows from Financing Activities:
     Borrowings on notes payable                                            73,595         37,250
     Repayments of notes payable                                           (64,340)       (33,500)
     Purchase of common shares                                                (142)            (3)
                                                                          --------       --------
                  Net cash provided by financing activities                  9,113          3,747
                                                                          --------       --------
 Increase (decrease)  in cash and cash equivalents                             132           (298)

 Cash and cash equivalents, beginning of period                              4,160          2,440
                                                                          --------       --------
 Cash and cash equivalents, end of period                                 $  4,292       $  2,142
                                                                          ========       ========

 Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for-
         Interest, net of amounts capitalized                             $  2,494       $  1,304
                                                                          ========       ========
         Income taxes                                                     $    594       $    362
                                                                          ========       ========


                   The accompanying notes are an ntegral part
                  of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



(1)    Basis of Presentation-
       ----------------------

       Effective in May 1997, Zaring National Corporation (an Ohio corporation) implemented the formation of a holding company structure which results in the accompanying consolidated financial statements including the accounts of Zaring National Corporation and subsidiaries (the Company), formerly Zaring Homes, Inc. The formation of the holding company had no effect on the carrying value of assets, liabilities or equity of the Company. The subsidiaries of the Company include the following: Zaring Homes, Inc. and its subsidiaries, Zaring Homes of Indiana, LLC and Zaring Homes Kentucky, LLC; Zaring Holdings, Inc.; HomeMax, Inc. and its subsidiaries, HomeMax North Carolina, Inc., HomeMax Tennessee, Inc., HomeMax South Carolina, Inc., HomeMax Ohio, Inc., HomeMax Indiana, LLC and HomeMax Kentucky, LLC; Hearthside Homes, LLC (formerly Zaring Acquisition Company of Indiana,
       LLC); and Legacy Mortgage Corporation, dba Hearthside Home Mortgage. During June, 1998, First Cincinnati Leasing LLC (Leasing LLC) and First Cincinnati Land LLC (Land LLC) were formed. Both Leasing LLC and Land LLC are owned primarily by the principal shareholder of Zaring National Corporation (see note 3) and are included in the consolidated financial statements as of June 30, 1998.

       The principal business of the Company's subsidiary, Zaring Homes, Inc. (Zaring Homes) is the designing, constructing, marketing and selling of Luxury Site Built single-family homes, and the acquisition and development of land for sale as residential building lots in the midwest and southeast United States. Zaring Homes began operations in Cincinnati, Ohio in 1964 and commenced operations in Nashville, Tennessee in 1986. In 1994, operations commenced in Raleigh/Durham, North Carolina, and Indianapolis, Indiana. In 1996, operations began in Louisville, Kentucky and Charlotte, North Carolina.

       In November 1996, the Company formed HomeMax, Inc. (HomeMax) for the purpose of entering into the retail distribution of manufactured housing. HomeMax, based in Raleigh, North Carolina, commenced operations in the first quarter of 1997. During 1997, HomeMax acquired the assets of three manufactured housing retailers for approximately $2.4 million in cash. The acquisitions were recorded using the purchase method of accounting. Accordingly, the Company made allocations of the purchase price based on fair market values as of the date of purchase. The excess of the cost of the acquired assets over their estimated fair value has been recorded as goodwill.

       Effective October 1, 1997, the Company, through its newly formed subsidiary Hearthside Homes, LLC, acquired substantially all of the net operating assets of Legacy, Inc., an Indianapolis-based builder of entry level site built single-family homes for approximately $1.9 million in cash and a note. The Company also acquired the stock of Legacy Mortgage Corporation for approximately $138,000. Hearthside Home Mortgage originates, processes and sells mortgages to third party investors. The acquisitions were recorded using the purchase method of accounting. In 1998, Hearthside expanded its operations into Nashville, Tennessee and Louisville, Kentucky.

       The principal business of Leasing LLC is to enter into sale lease-back transactions for model homes. The principal business of Land LLC is to purchase undeveloped land inventory and execute land option contracts to repurchase the undeveloped land.

       All significant intercompany transactions and balances have been eliminated in consolidation.

       The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Since such financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the consolidated financial statements and related footnotes included in the Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's unaudited consolidated financial statements as of June 30, 1998 have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results for the entire year.

(2)    Capitalized Interest-
       ---------------------

       Interest is capitalized on land in the process of development, construction of sales villages and residential housing construction costs during the development and construction period. The following table summarizes the activity with respect to capitalized interest:




                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                     (DOLLARS IN THOUSANDS)              (DOLLARS IN THOUSANDS)
                                                   ---------------------------          ------------------------
                                                      1998              1997              1998             1997
                                                   ---------          --------          --------         -------

                Capitalized interest,
                  beginning of period              $   1,965          $  1,066          $  1,678         $ 1,074
                Interest incurred                      1,790               813             3,070           1,539
                Interest expensed                     (1,594)             (520)           (2,587)         (1,254)
                                                   ---------          --------          --------         -------
                Capitalized interest,
                  end of period                    $   2,161          $  1,359          $  2,161         $ 1,359
                                                   =========          ========          ========         =======



 (3)   Notes Payable-
       --------------

       The Company has an unsecured $87.5 million syndicated credit facility with PNC Bank acting as agent. This facility consists of a revolving credit facility, providing for borrowings up to $72.5 million, depending on the Company's borrowing base, as defined in the agreement, and a $15 million term loan. The revolving credit facility may be used for letters of credit in an amount of up to $10 million. The revolving credit facility bears interest at the options of (a) the greater of the prime rate or the Federal Funds rate plus .5% or the (b) Euro-rate plus 1.25% to 1.625%, depending on the Company's leverage ratio. The revolving credit facility expires July 1, 1999. As of June 30, 1998, the Company had outstanding balances of $32.9 million under the revolving credit facility and $ 7.6 million in letters of credit.

       In February 1998, the Company entered into three additional syndicated credit facilities with NationsBank as agent. The new facilities consist of:

       - A $33.9 million manufactured housing floor plan financing facility for inventory and display models with interest equal to the prime rate or Euro-rate plus 2.35%. Retail inventory borrowings are subject to repayment upon the earlier of sale, 10% at the end of six months following initial borrowing and the balance after nine months. Borrowings for the cost of display models are subject to payments of 10% after twelve months, with the balance due no later than twenty-four months after the date of the initial borrowing.

           As of June 30, 1998, the Company had outstanding balances of $4.2 million under the floor plan facility.

       - A $12 million sales village mortgage loan for sales village development, interest at prime plus 2%, convertible into twenty-eight separate fifteen year amortization loans in amounts ranging from $250,000 to $500,000 per village, balloon payments due five years after the initial borrowing for each village, secured by mortgages. As of June 30, 1998, the Company had not utilized the mortgage loan.

       -   A $15 million unsecured two-year revolving credit note expiring
           March 2000 for working capital needs of HomeMax, Inc. and subsidiaries with interest equal to the prime rate or Euro-rate plus 1.75% and guaranteed by Zaring Homes, Inc. As of June 30, 1998, the Company had outstanding balances of $13.0 million under the revolving credit note.

       Term notes payable at June 30, 1998, include a $15.0 million term loan ($9.0 million outstanding as of June 30, 1998), expiring April 1, 2001, which bears interest at (a) the greater of the prime rate or the Federal Funds rate plus .5% or the (b) Euro-rate plus 1.375% to 1.75%, depending on the Company's leverage ratio, and is payable in quarterly installments of $750,000, and other term loans of $5.2 million which bear interest at a fixed rate of 7.95% and are payable in 12 equal quarterly installments beginning September, 1998. As of June 30, 1998, the Company also has $2.0 million of notes including accrued interest, to former shareholders with interest rates of 6% to 8.5%, payable in equal annual installments and due December, 1999 and August, 2001.

       The bank credit agreements include provisions which require, among others, that the Company maintain certain levels of tangible net worth and cash flow from operations as well as limiting the Company's dividends and ratio of debt to equity.

       On June 30, 1998, Leasing LLC (a limited liability company owned by Allen
       G. Zaring III, President of Zaring National Corporation), purchased at cost and subsequently leased-back $7.8 million of model homes collectively from Zaring Homes, Inc., (Zaring Homes). Leasing LLC will lease the model homes to Zaring Homes on a triple net basis, wherein Zaring Homes is responsible for taxes, insurance, maintenance and homeowner fees, if applicable. Zaring Homes will pay rent equal to the sales price of the model home times the prime interest rate (8.50% at June 30, 1998). To finance the purchase of the model homes, on June 30, 1998, Leasing LLC entered into a loan agreement with The Huntington National Bank whereby an amount of up to $10.0 million can be borrowed until December 31, 1998 (the "draw period"). As of June 30, 1998, the loan had an outstanding balance of $7.0 million and bears interest at LIBOR plus 1.75%. Interest is payable monthly. The principal balance is due (i) following lease termination and as each model home is sold on the date of each sale in an amount equal to the amount originally advanced for each model home; and (ii) in three consecutive annual installment periods beginning on June 30, 1999. Each installment payment of principal shall be in an aggregate amount equal to not less than one-fifth of the principal balance except that the final installment payment shall be for the unpaid balance.

       Accrued interest shall be payable on the same dates as installment payments of the principal. The loan agreement contains provisions which require, among others, that Leasing LLC maintain a specified level of interest coverage and tangible net worth. The loan is guaranteed by Allen
       G. Zaring III and is collateralized by first mortgage liens on the model homes. As of June 30, 1998, Leasing LLC recorded a $1.0 million receivable from Allen G. Zaring III representing his capital contribution. On July 15, 1998, $850,000 of the capital was paid.

       During July, 1998, Land LLC (a limited liability company owned equally by Allen G. Zaring III and his sons), purchased $3.6 million in undeveloped land inventory from Zaring Homes. Subsequently, Land LLC executed a three year land option contract with Zaring Homes to repurchase the land with monthly land option contract payments equal to Land LLC's carrying cost (interest, real estate taxes, sewer and water). Zaring Homes' purchase price of the land will equal Land LLC's original cost plus 15%. To secure its performance of the option contract, Zaring Homes provided an irrevocable letter of credit in the amount of $1.5 million in favor of Land LLC which is drawable if the option is not exercised. To finance the purchase of the land, Land LLC entered into a loan agreement with the Provident Bank whereby an amount of up to $10.0 million can be borrowed. As of July 31, 1998, the loan had an outstanding balance of $3.6 million and bears interest at LIBOR plus 2.25%. Interest is payable monthly. The principal balance is due in July, 2001. The loan is guaranteed by Allen
       G. Zaring III and his sons and is collateralized by first mortgage liens on the land inventory.


(4)    Earnings (Loss) Per Common Share-
       ---------------------------------

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

       Options to purchase 333,277 and 258,569 shares of common stock at an average price of $10.07 and $10.50 per share were outstanding during the periods ending June 30, 1998 and 1997, respectively, but were not included in the computation of earnings per share since the options' exercise prices were greater than the average market price of the common shares.

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

       In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), which requires disclosures for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management segregates a company. The Company intends to adopt SFAS 131 in fiscal 1998.

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

       In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires the cost of start-up activities, such as pre-opening expenses, to be expensed as incurred. Under the Company's current accounting policies, these pre-opening expenses are deferred until the manufactured housing village has opened and then amortized over a one-year period. The Company is required to adopt the provisions of SOP 98-5 no later than the first quarter of fiscal 1999. Included in the accompanying June 30, 1998 consolidated balance sheet is approximately $450,000 of unamortized pre-opening expenses which would have been expensed had SOP 98-5 already been implemented.

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

The Company reported consolidated net revenues of $70.4 million for the quarter ended June 30, 1998, compared to $53.8 million for the same quarter in 1997. Net loss for the second quarter of 1998 was ($41,000) or ($0.01) per share, compared to net income of $ 1.0 million or $ 0.22 per share for the first quarter of 1998.

For the six months ended June 30, 1998, consolidated revenues were $123.4 million compared to $98.0 million for the six months ended June 30, 1997. Net loss for the six months ended June 30, 1998 was ($1.2 million) or ($ 0.24) per share, compared to $1.5 million or $ 0.32 per share for the six months ended June 30, 1997.

The following tables set forth, for the periods indicated, certain information regarding the Company's operations.

                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30,                                JUNE 30,
                                                     ---------------------------         --------------------------------

                                                        1998             1997                1998                  1997
                                                     ----------      -----------         -----------            ---------
                                                                          (Dollars in thousands)
Zaring Homes, Inc.
     Luxury Site-Built Homes
         Revenues (1)                                $   66,926      $    52,463         $   116,803            $  95,564
         Cost of sales                                   55,142           43,957              97,721               79,537
         Interest                                         1,892            1,607               3,412                3,055
         Selling, general and administrative
           expenses                                       7,082            5,487              12,942               10,639
                                                     ----------      -----------         -----------            ---------
         Operating income                                 2,810            1,412               2,728                2,333
         Other income                                         6                7                  14                   13
                                                     ----------      -----------         -----------            ---------
         Pretax Luxury Site-Built Income                  2,816            1,419               2,742                2,346

HomeMax, Inc.
     Retail Distribution Manufactured Homes
         Revenues (1)                                     2,047            1,410               2,977                2,422
         Cost of sales                                    1,845            1,102               2,632                1,857
         Interest                                           597               67                 799                   87
         Selling, general and administrative
            expenses                                      2,713              461               4,820                  964
                                                     ----------      -----------         -----------            ---------
         Operating loss                                  (3,108)            (220)             (5,274)                (486)
         Other income (expense)                              16              (36)                 17                   28
         Minority interest                                  102                                  183
                                                     ----------      -----------         -----------            ---------
         Pretax Retail Distribution Loss                 (2,990)            (256)             (5,074)                (458)

Hearthside Homes, LLC
     Entry Level Site-Built Homes
         Revenues (1)                                     1,462                                3,667
         Cost of sales                                    1,149                                2,864
         Interest                                           104                                  121
         Selling, general and administrative
           expenses                                         507                                  959
                                                     ----------                          -----------
         Operating loss                                    (298)                                (277)
         Other income                                        15                                   28
                                                     ----------                          -----------
         Pretax Entry Level Site-Built Loss                (283)                                (249)

Corporate income and (expense):
     Interest income from subsidiaries, net                 999            1,087               1,745                1,801
     General and administrative                            (680)            (523)             (1,205)              (1,160)
                                                     ----------      -----------         -----------            ---------
Income (loss) before taxes                                 (138)           1,727              (2,041)               2,529
Provision (credit) for income taxes                         (97)             695                (888)               1,017
                                                     ----------      -----------         -----------            ---------
Net income (loss)                                    $      (41)     $     1,032         $    (1,153)           $   1,512
                                                     ==========      ===========         ===========            =========

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                         -----------------------------        ------------------------------

                                                             1998              1997              1998               1997
                                                         ------------      -----------        -----------        -----------
                                                                             (Dollars in thousands)
Luxury Site-Built Homes
Operating data:
     Units
         New Orders (2)                                           191               243                527              441
         Closings (1)                                             262               212                462              390
         Backlog (3)                                              305               314                305              314
Average revenue per closing                              $        252      $        243       $        251        $     241
Average value of new order sales                         $        266      $        235       $        258        $     239
Sales value of backlog                                   $     80,574      $     75,641       $     80,574        $  75,641

Retail Distribution Manufactured Homes
Operating data:
     Units
         New Orders (2)                                            90                40                163               61
         Closings (1)                                              41                37                 60               75
         Backlog (3) (4)                                          143                42                143               42
Average revenue per closing                             $          50     $          36     $           49     $         33
Average value of new order sales                        $          55     $          33     $           55     $         30
Sales value of backlog                                  $       8,344     $       2,802     $        8,344     $      2,802

Entry Level Site-Built Homes
Operating data:
     Units
         New Orders (2)                                            11                                   50
         Closings (1)                                              12                                   31
         Backlog (3)                                               43                                   43
Average revenue per closing                              $        130                         $        121
Average value of new order sales                         $        124                         $        127
Sales value of backlog                                   $      5,654                         $      5,654

(1) Revenue from a sale is recognized upon the closing of the sale.
(2) New orders represent total new home orders received during the period, net of cancellations.
(3) Backlog includes new orders which have not yet closed.
(4) 28 contracts with a sales value of $2,326 and 56 contracts with a sales value of $3,402 were acquired through acquisition for the 3 and 6 month periods ended June 30, 1997, respectively.

       THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997

ZARING HOMES, INC., LUXURY SITE-BUILT HOMES- Net revenues for the three months ended June 30, 1998 increased 27.6% over the same period 1997. The Company delivered 262 homes in the second quarter of 1998, compared to 212 homes in 1997, a 23.6% increase. Net revenues for the six months ended June 30, 1998 increased 22.2% over the same period in 1997. The Company delivered 462 homes during the six months ended June 30, 1998, compared to 390 homes in the corresponding period in 1997, an 18.5% increase. These increases are attributable to the continued strength of the luxury housing market and 1998 closings of 36 and 105 homes in the expansion cities of Charlotte and Louisville for the three and six months ended June 30, 1998 respectively, versus 10 home closings in Charlotte and Louisville in the six months ended June 30, 1997 (none in the three months ended March 31, 1997).

Gross profit increased $3.3 million or 38.5% in the second quarter of 1998 as compared to the second quarter of 1997. Gross profit as a percentage of revenue increased 1.4% to 17.6% of revenues during the second quarter of 1998. The increase in gross profit is attributable to, among other factors, the acceptance of contracts with higher margins in an effort to increase margins, and decreased subcontractor and other production costs. The six month ended June 30, 1998 gross profit percentage was 16.3% as compared to 16.8% for the corresponding period in 1997. The decrease in gross profit percentage for the six month period ended June 30, 1998 was a result of closing low margin contracts accepted in the first quarter of 1998. Interest expense increased $285,000 and $357,000 in the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. This increase is mainly attributable to a larger investment in model and market homes and the number of units in process. Selling expenses for the three and six month period ended June 30, 1998 increased $1.2 million and $1.6 million, respectively, as compared to the corresponding period in 1997. The overall selling expense increases occurred as a result of increased sales staffing levels, design center expenses and sales commissions which are directly related to closing revenues. As a percentage of revenue, selling expenses increased from 6.3% during the three month period ended June 30, 1997 to 6.8% during the three month period ended June 30, 1998. As a percentage of revenue, selling expenses increased from 6.8% during the six month period ended June 30, 1997 to 6.9% during the six month period ended June 30, 1998. General and administrative expenses increased $379,000 or 17.4% in the second quarter of 1998, compared to the second quarter of 1997 and $706,000 or 16.9% in the six months ended June 30, 1998, compared to the six months ended June 30, 1997. This increase was primarily attributable to increased corporate staffing, additional office space, and other related expenses. As a percentage of revenue, general and administrative expenses decreased to 3.8% from 4.1% during the second quarter 1997 and was relatively consistent at 4.1% for the six month period ended June 30, 1998. On a combined basis, selling, general and administrative expenses increased $1.6 million, or 29.1% in the second quarter 1998 compared to the second quarter of 1997. In addition, selling, general and administrative expenses increased $2.3 million, or 21.6% for the six months ended June 30, 1998, compared to the corresponding period in 1997. As a percentage of revenues, selling, general and administrative expenses remained constant at 10.5% and 11.1% for the three and six month period ended June 30, 1998 and 1997, respectively.

As a result of the foregoing, Zaring Homes reported pretax income of $2.8 million or 4.2% of net revenues in the second quarter of 1998, an increase of $1.4 million or 98.4% from the same period in 1997. For the six month period ended June 30, 1998, Zaring Homes reported pretax income of $2.7 million or 2.3% of revenues, an increase of $396,000 or 16.9%.

HOMEMAX, INC., RETAIL DISTRIBUTION MANUFACTURED HOMES- Net revenues for the three months ended June 30, 1998 increased $637,000 from $1.4 million in the second quarter of 1997 to $2.0 million in the second quarter of 1998. Net revenues for the six months ended June 30, 1998 increased $555,000 from $2.4 million for the six months ended June 30, 1997 to $3.0 million for the six months ended June 30, 1998. HomeMax closed 41 units in the second quarter of 1998, an increase of 10.8% from the 37 units closed in the same period of 1997. HomeMax closed 60 units for the six month period ended June 30, 1998, a decrease of 20% from the 75 units closed in the same period of 1997. The overall decrease for the six month period is attributed to the fact that a new product line was introduced in the fourth quarter of 1997 in conjunction with the opening of the Super Model Home Village. Sales of the new product have been strong, as reflected in the backlog of 143 units as of June 30, 1998, compared to 42 units in 1997; however, the time from contract to close has lengthened due mainly to land availability and receipt of customer financing approvals. The total number of villages opened at June 30, 1998 is seven and it is anticipated that eight additional villages will be operational by December 31, 1998.

Gross profit was $202,000 or 9.9% for the three months ended June 30, 1998 as compared to $308,000 or 21.8% for the same period in 1997, a decrease of 34.4%. Gross profit was $345,000 or 11.6% for the six months ended June 30, 1998 as compared to $565,000 or 23.3% for the same period in 1997, a decrease of 38.9%. This decrease is primarily due to the mix of units sold and production expenses which were not able to be passed on to the consumer. Interest expense increased $530,000 and $712,000 in the three and six months ended June 30, 1998, respectively as compared to the corresponding period in 1997. As a percentage of revenues, interest expense increased from 4.8% in the second quarter of 1997 to 29.2% in the second quarter of 1998. In addition, as a percentage of revenues, interest expense increased from 3.6% for the six month period ended June 30, 1998 to 26.8% in the corresponding period in 1998. This increase is due to the increase in the number of HomeMax villages from two as of June 30, 1997 to seven in 1998. Each village necessitates a significant investment which includes sales office units, model units and related furnishings. Also contributing to the increase in interest expense is the increase in the number of units in backlog and the financing of the infrastructure expansion for selling and administrative initiatives.

Selling, general and administrative expenses for Home Max, including infrastructure costs to leverage the expansion efforts, totaled $2.7 million and $4.8 million for the three and six months ended June 30, 1998, respectively, compared to $461,000 and $964,000 for the same periods in 1997. In the second quarter of 1997, HomeMax acquired the assets of one manufactured housing retailer bringing the total number of villages operated to two. In the second quarter of 1998, HomeMax operated three acquired manufactured housing retailers and four Super Model Home Villages. Selling expenses were $709,000 or 34.6% of revenues in the second quarter of 1998 compared to $79,000, or 5.6% of revenues for the same period in 1997. Selling expenses were $1.5 million or 50% of revenues for the six month period ended June 30, 1998 compared to $166,000 or 6.9% of revenues for the same period in 1997. This increase is primarily due to start-up marketing and advertising costs. General and administrative expenses were $2.0 million in the second quarter of 1998 versus $382,000 for the same period in 1997, an increase of $1.6 million. General and administrative expenses were $3.3 million for the six month period ended June 30, 1998 versus $798,000 for the same period in 1997, an increase of $2.5 million. The general and administrative expense increases were due to the above mentioned expansion efforts.

As a result of the foregoing, HomeMax reported a pretax loss of $3.0 million in the second quarter of 1998 compared to $256,000 in the second quarter of 1997. In addition, HomeMax reported a pretax loss of $5.0 million for the six months ended June 30, 1998 compared to $458,000 for the corresponding period in 1997.

HEARTHSIDE HOMES, LLC, ENTRY LEVEL SITE-BUILT HOMES- Net revenues for the three and six months ended June 30, 1998 were $1.5 million and $3.7 million, respectively. Twelve and 31 homes, respectively, were delivered in the three and six months ended June 30, 1998.

Gross profit was $313,000, or 21.4% and $803,000, or 21.9% for the three and six months ended June 30, 1998, respectively. Selling, general and administrative expenses were $507,000, or 34.7% of revenues and $959,000 or 26.1% of revenues for the three and six months ended June 30, 1998, respectively, reflecting Hearthsides expansion into the Nashville, Tennessee and Louisville, Kentucky markets. Interest expense was $104,000 and $121,000 for the three and six months ended June 30, 1998, respectively. As a result of the foregoing, Hearthside reported pretax losses of $283,000 and $249,000 for the three and six months ended June 30, 1998, respectively.

                             OTHER OPERATING RESULTS

Interest income from subsidiaries represents the allocation of interest cost to the subsidiaries. Corporate general and administrative expenses were $680,000 and $1.2 million for the three and six-month period ended June 30, 1998, respectively, as compared to $523,000 and $1.2 million for the three and six month period ended June 30, 1997.

                     YEAR 2000 AND ACCOUNTING SOFTWARE COSTS

The Company has several information improvement initiatives in process. In particular, the Company plans to replace its core management information system over the next two years in order to be year 2000 compliant. Management's current estimate of the cost of the system replacement approximates $3.0 million. Certain of these costs will be capitalized in accordance with the guidelines established in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued in March 1998. As of June 30, 1998, a total of $920,000 of costs has been capitalized in connection with this project.

                         CAPITAL RESOURCES AND LIQUIDITY

Net cash used for operating activities decreased $1.6 million to $1.3 million during the six months ended June 30, 1998 as compared to $2.8 million for the six months ended June 30, 1997. This is a result of a net loss for the six months ended June 30, 1998 of $1.2 million compared to net income of $1.5 million for the six months ended June 30, 1998 and an increase in the future tax benefit of $1.5 million offset by increases depreciation and amortization ($566,000), decreased investments in both site-built and manufactured housing inventories ($674,000), increases in payables, accrued expenses, customer deposits and income taxes payable ($3.6 million) and other changes in operating assets and liabilities such as receivables, cash surrender value of life insurance and other assets ($928,000). Net cash used for investing activities increased $6.5 million due to greater purchases of property and equipment, particularly at the HomeMax subsidiary for sales village development. Net cash provided by financing activities for the six months ended June 30, 1998 was $9.1 million, an increase of $5.4 million over the same period in 1997 due to net bank borrowings of $9.3 million. The increase in debt was primarily used to finance property and equipment purchases and support working capital needs. HomeMax and Zaring National Corporation maintain a $65 million stand alone credit facility to fund Zaring National Corporation's strategic plan. This is in addition to the $87.5 million credit facility already in place for Zaring Homes and Hearthside Homes.

On June 30, 1998, Allen G. Zaring III executed agreements to fund $20 million of new long-term capital to Zaring National Corporation and its subsidiaries through two new entities controlled by him: First Cincinnati Leasing, LLC (Leasing LLC) and First Cincinnati Land, LLC (Land LLC). Leasing LLC purchased at cost and subsequently leased-back $7.8 million of model homes collectively from Zaring Homes. Zaring Homes will pay rent equal to the sales price of the model home times the prime interest rate (8.50% at June 30, 1998). To finance the purchase of the model homes, on June 30, 1998, Leasing LLC entered into a loan agreement whereby an amount of up to $10.0 million can be borrowed until December 31, 1998. As of June 30, 1998, the loan had an outstanding balance of $7.0 million and bears interest at LIBOR plus 1.75%.

During July, Land LLC, purchased $3.6 million in undeveloped land inventory from Zaring Homes. Subsequently, Land LLC executed a three year land option contract with Zaring Homes to repurchase the land with monthly land option contract payments equal to Land LLC's cost of carry (interest, real estate taxes, sewer and water). Zaring Homes' purchase price of the land will equal Land LLC's original cost plus 15%. To secure its performance of the option contract, Zaring Homes provided an irrevocable letter of credit in the amount of $1.5 million in favor of Land LLC. To finance the purchase of the land, Land LLC entered into a loan agreement whereby an amount of up to $10.0 million can be borrowed. As of July 31, 1998, the loan had an outstanding balance of $3.6 million and bears interest at LIBOR plus 2.25%.

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

PART II - OTHER INFORMATION

Item 1.    Legal Information
           -----------------

The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business activities which seek remedies or damages. The Company believes that any liability that may be determined will not have a material effect on its financial position or results of operation.

Item 2.    None
           ----

Item 3.    None
           ----

Item 4.    None
           ----

Item 5.    None
           ----

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

              (a)  Exhibit 27, Financial Data Schedule
              (b) The Company did not file a report on Form 8-K during the quarter for which this report is filed.

              10.12 Promissory Note between First Cincinnati Leasing LLC and The Huntington National Bank
              10.13 Loan and Security agreement between First Cincinnati Leasing LLC and The Huntington National Bank
              10.14 Loan Agreement between First Cincinnati Land LLC and The Provident Bank
              10.15 Promissory Note between First Cincinnati Land LLC and The Provident Bank

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ZARING NATIONAL CORPORATION.
                               (Registrant)



Date:  August 14, 1998         By:  /s/Allen G. Zaring III
                                    -------------------------------------------
                                  Allen G. Zaring III
                                  Chairman of the Board, Chief Executive Officer


Date:  August 14, 1998         By:  /s/Ronald G. Gratz
                                    -------------------------------------------
                                  Ronald G. Gratz
                                  Chief Financial Officer
                                  Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)