Form 10-Q
period 1998-09-30
ZARING NATIONAL CORP
filed 1998-11-13
CIK 1034898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of common shares outstanding as of September 30, 1998: 4,734,388

                                                                 Total Pages: 30

                          ZARING NATIONAL CORPORATION

                                    INDEX


                                                                                          Page
                                                                                          ----

PART I   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets,
         September 30, 1998, September 30,  1997 (unaudited), and
         December 31, 1997                                                                3

         Consolidated Statements of Income (unaudited),
         Three Months Ended September 30, 1998 and 1997 and                               5
         Nine Months Ended September 30, 1998 and 1997

         Consolidated Statement of Shareholders' Equity,
         Nine Months Ended September 30, 1998 (unaudited)                                 6

         Consolidated Statements of Cash Flows,
         Nine Months Ended September 30, 1998 and 1997 (unaudited)                        7

         Notes to Consolidated Financial Statements (unaudited)                           8


     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                       14


PART II  OTHER INFORMATION                                                                30

SIGNATURES                                                                                31





                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                           ZARING NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (DOLLARS IN THOUSANDS)



                                                                          (UNAUDITED)
                                                                           SEPTEMBER 30,                 DECEMBER
                                                                    -------------------------               31,
                                                                       1998             1997               1997
                                                                    --------         --------            --------

Cash and cash equivalents                                           $  7,364         $  1,383            $  4,160
Receivables:
   Related parties                                                       365              485                 363
   Other                                                                 494              403                 476
Inventories:
   Luxury site-built homes                                            36,450           40,060              42,405
   Entry level site-built homes                                        3,769                -               1,547
   Retail distribution manufactured homes                              1,962            1,629                 672
   Model homes                                                        20,444           13,069              16,890
   Land, development costs and finished lots                          47,897           47,790              46,907
Property and equipment, net                                            7,406            6,865               5,852
HomeMax Sales Villages, net                                           12,782                -               3,674
Investments in and advances to
   unconsolidated joint ventures                                         639              567                 622

Future tax benefit                                                     2,258              675               1,058
Cash surrender value of life insurance and
   other assets                                                        5,924            6,778               5,161
Goodwill, net                                                          2,274                -               2,356
                                                                    --------         --------            --------
                                                                    $150,028         $119,704            $132,143
                                                                    ========         ========            ========



                  The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                           (UNAUDITED)
                                                                          SEPTEMBER 30,                DECEMBER 31,
                                                                    -------------------------          ------------
                                                                      1998             1997               1997
                                                                    --------         --------           ---------
Liabilities:
   Revolving credit facilities                                       $45,156          $33,200           $  46,425
   Floor plan financing facility                                       6,338                -                   -
   Term notes payable                                                 24,874           16,495              15,745
   Notes payable to former shareholders                                1,562                -               1,896
   Accounts payable                                                   11,818            9,864               8,453
   Accrued liabilities                                                 6,061            5,066               6,292
   Customer deposits                                                   2,967            2,949               2,178
   Income taxes payable                                                    -            1,054                   -
                                                                    --------         --------            --------
                Total liabilities                                     98,776           68,628              80,989
                                                                    --------         --------            --------

Minority interest                                                      1,512                -                 424
                                                                    --------         --------            --------

Commitments and contingencies

Shareholders' equity:
    Preferred shared, no par value, 2,000,000 shares
       authorized, none issued or outstanding
                                                                           -                -                   -
    Common shares, no par value,
       18,000,000 shares authorized, 4,734,388,
       4,780,827, 4,780,788 issued and outstanding at
       September 30, 1998, September 30, 1997, and
       December 31, 1997, respectively.                               25,099           25,146            25,146
    Additional paid-in capital                                         5,325            5,678             5,678
    Retained earnings                                                 19,316           20,252            19,906
                                                                    --------         --------          --------
    Total shareholders' equity                                        49,740           51,076            50,730
                                                                    --------         --------          --------
                                                                    $150,028         $119,704          $132,143
                                                                    ========         ========          ========


                  The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                ---------------------------          -------------------------

                                                   1998              1997              1998            1997
                                                ---------         ---------          ---------       ---------


Net revenues:
     Luxury site-built homes                      $66,983           $55,153           $183,786        $150,717
     Entry level site-built homes                   3,328                 -              6,995               -
     Retail distribution manufactured homes         4,542             2,826              7,519           5,248
                                                ---------         ---------          ---------       ---------
                  Total net revenues               74,853            57,979            198,300         155,965
                                                ---------         ---------          ---------       ---------

Expenses:
     Cost of luxury site-built homes               54,323            45,865            152,044         125,402
     Cost of sales entry level
         site-built homes                           2,854                 -              5,718               -
     Cost of sales retail distribution
         manufactured homes                         3,837             2,464              6,469           4,321
     Interest                                       1,468             1,045              4,055           2,386
     Selling                                        4,766             3,692             14,613          10,331
     General  and administrative                    6,748             3,563             16,986           9,754
                                                ---------         ---------          ---------       ---------
                Total expenses                     73,996            56,629            199,885         152,194
                                                ---------         ---------          ---------       ---------

               Operating income (loss)                857             1,350             (1,585)          3,771

Other income (expense):
     Income  (loss) from  unconsolidated
     joint ventures                                    72                 8                217             (32)
Other, net                                            (45)               86                 28             234
                                                ---------         ---------          ---------       ---------
       Income (loss) before minority interest
           and provision (credit) for income taxes    884             1,444             (1,340)          3,973

Minority interest in loss of subsidiary               (21)                -                162               -
                                                ---------         ---------          ---------       ---------
       Income (loss) before provision (credit)
           for income taxes                           863             1,444             (1,178)          3,973

Provision (credit) for income taxes                   300               558               (588)          1,575
                                                ---------         ---------          ---------       ---------
       Net income (loss)                             $563              $886              $(590)         $2,398
                                                ---------         ---------          ---------       ---------

Basic and diluted earnings (loss) per
    common share                                    $0.12             $0.18             $(0.12)          $0.50
                                                =========         =========          =========       =========
Weighted average shares outstanding             4,752,978         4,780,970          4,764,988       4,780,970
                                                =========         =========          =========       =========


                   The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)




                                                SHARES       COMMON            ADDITIONAL      RETAINED
                                                ISSUED       SHARES          PAID-IN CAPITAL   EARNINGS          TOTAL
                                              ---------     -------          ---------------   --------        -------
BALANCE, December 31, 1997                    4,780,788       $25,146           $5,678          $19,906        $50,730

Purchase and retirement
   of common shares                             (46,400)          (47)            (353)              --           (400)

Net loss                                             --            --               --             (590)          (590)
                                              ---------       -------           ------          -------        -------

BALANCE, September 30, 1998                   4,734,388       $25,099           $5,325          $19.316        $49,740
                                              =========       =======           ======          =======        =======




                  The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        ------------------------
                                                                                         1998              1997
                                                                                        -------          -------
Cash Flows from Operating Activities:
     Net income (loss)                                                                    $(590)          $2,398
         Adjustments  to reconcile  net income (loss) to cash provided by
           (used in) operating activities--
             Depreciation and amortization                                                2,766            1,124
             (Income) loss from unconsolidated joint ventures                              (217)              34
             Minority interest in loss of subsidiary                                       (162)               -
         Change in assets and liabilities--
             Future tax benefit                                                          (1,200)               -
             Receivables                                                                    130             (335)
             Inventories                                                                 (2,101)         (18,896)
             Cash surrender value of life insurance and other assets                     (1,744)          (3,230)
             Accounts payable                                                             3,365            4,433
             Accrued expenses                                                              (231)           1,382
             Customer deposits                                                              789              400
             Income taxes payable                                                             -              947
                                                                                        -------          -------
                  Net cash provided by (used in) operating activities                       805          (11,743)
                                                                                        -------          -------
Cash Flows from Investing Activities:
     Additions to property and equipment                                                (13,587)          (5,246)
     Proceeds from sale of property and equipment                                         1,222                -
     Distributions received from unconsolidated joint ventures, net                         200              485
                                                                                        -------          -------
                  Net cash used for investing activities                                (12,165)          (4,761)
                                                                                        -------          -------
Cash Flows from Financing Activities:
     Borrowings on notes payable                                                         96,220           73,700
     Repayments of notes payable                                                        (82,356)         (58,250)
     Purchase of common shares                                                             (400)              (3)
     Contributions received by majority shareholder                                       1,100                -
                                                                                        -------          -------
                  Net cash provided by financing activities                              14,564           15,447
                                                                                        -------          -------
 Increase (decrease)  in cash and cash equivalents                                        3,204           (1,057)

 Cash and cash equivalents, beginning of period                                           4,160            2,440
                                                                                        -------          -------
 Cash and cash equivalents, end of period                                                $7,364           $1,383
                                                                                        =======          =======
 Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for-
         Interest, net of amounts capitalized                                            $3,880           $2,155
                                                                                        =======          =======
         Income taxes                                                                      $608           $1,512
                                                                                        =======          =======


                  The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



(1)    Basis of Presentation-
       ----------------------

       Effective in May 1997, Zaring National Corporation (an Ohio corporation) implemented the formation of a holding company structure which results in the accompanying consolidated financial statements including the accounts of Zaring National Corporation and subsidiaries (the Company), formerly Zaring Homes, Inc. The formation of the holding company had no effect on the carrying value of assets, liabilities or equity of the Company. The subsidiaries of the Company include the following: Zaring Homes, Inc. and its subsidiaries, Zaring Homes of Indiana, LLC and Zaring Homes Kentucky, LLC; Zaring Holdings, Inc.; HomeMax, Inc. and its subsidiaries, HomeMax North Carolina, Inc., HomeMax Tennessee, Inc., HomeMax South Carolina, Inc., HomeMax Ohio, Inc., HomeMax Indiana, LLC and HomeMax Kentucky, LLC; Hearthside Homes, LLC (formerly Zaring Acquisition Company of Indiana,
       LLC); and Legacy Mortgage Corporation, dba Hearthside Home Mortgage. During June 1998, First Cincinnati Leasing LLC (Leasing LLC) and First Cincinnati Land LLC (Land LLC) were formed. Both Leasing LLC and Land LLC are owned primarily by the principal shareholder of Zaring National Corporation (see note 3), and are included in the consolidated financial statements as of June 30, 1998.

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

       The principal business of Leasing LLC is to enter into sale lease-back transactions with Zaring Homes for model homes. The principal business of Land LLC is to purchase undeveloped land inventory and execute land option contracts with Zaring Homes, Inc. to repurchase the undeveloped land.

       All significant intercompany transactions and balances have been eliminated in consolidation.

       The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Since such financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the consolidated financial statements and related footnotes included in the Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's unaudited consolidated financial statements as of September 30, 1998 have been included. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results for the entire year.

(2)    Capitalized Interest-
       ---------------------

       Interest is capitalized on land in the process of development, construction of sales villages and residential housing construction costs during the development and construction period. The following table summarizes the activity with respect to capitalized interest:



                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER  30,                   SEPTEMBER 30,
                                               (DOLLARS IN THOUSANDS)           (DOLLARS IN THOUSANDS)
                                              -----------------------           ----------------------
                                               1998             1997             1998             1997
                                              ------           ------           ------          ------
          Capitalized interest,
            beginning of period               $2,161           $1,354          $ 1,678          $1,074

          Interest incurred                    1,321            1,049            4,391           2,670

          Interest expensed                   (1,468)          (1,045)          (4,055)         (2,386)
                                              ------           ------           ------          ------

          Capitalized interest,
            end of period                     $2,014           $1,358           $2,014          $1,358
                                              ======           ======           ======          ======

 (3)   Notes Payable-
       --------------

       The Company has an unsecured $87.5 million syndicated credit facility with PNC Bank acting as agent. This facility consists of a revolving credit facility, providing for borrowings up to $72.5 million, depending on the Company's borrowing base, as defined in the agreement, and a $15 million term loan. The revolving credit facility may be used for letters of credit in an amount of up to $10 million. The revolving credit facility bears interest at the options of (a) the greater of the prime rate or the Federal Funds rate plus .5% or the (b) Euro-rate plus 1.25% to 1.625%, depending on the Company's leverage ratio. The revolving credit facility expires July 1, 1999. As of September 30, 1998, the Company had outstanding balances of $32.2 million under the revolving credit facility and $ 9.4 million in letters of credit.

       In February 1998, the Company entered into three additional syndicated credit facilities with NationsBank as agent. The new facilities consist of:

       - A $33.9 million manufactured housing floor plan financing facility for inventory and display models with interest equal to the prime rate or Euro-rate plus 2.35%. Retail inventory borrowings are subject to repayment upon the earlier of sale, 10% at the end of nine months following initial borrowing and the balance after nine months. Borrowings for the cost of display models are subject to payments of 10% after twelve months, with the balance due no later than twenty-four months after the date of the initial borrowing. As of September 30, 1998, the Company had outstanding balances of $6.3 million under the floor plan facility.

       - A $12 million sales village mortgage loan for sales village development, interest at prime plus 2%, convertible into twenty-eight separate fifteen year amortization loans in amounts ranging from $250,000 to $500,000 per village, balloon payments due five years after the initial borrowing for each village, secured by mortgages. As of September 30, 1998, the Company had not utilized the mortgage loan.

       - A $15 million unsecured two-year revolving credit note expiring March 2000 for working capital needs of HomeMax, Inc. and subsidiaries with interest equal to the prime rate or Euro-rate plus 1.75% and guaranteed by Zaring Homes, Inc. As of September 30, 1998, the Company had outstanding balances of $13.0 million under the revolving credit note.

       Term notes payable at September 30, 1998, include a $15.0 million term loan ($7.5 million outstanding as of September 30, 1998), expiring April 1, 2001, which bears interest at (a) the greater of the prime rate or the Federal Funds rate plus .5% or the (b) Euro-rate plus 1.375% to 1.75%, depending on the Company's leverage ratio, and is payable in quarterly installments of $750,000, and other term loans of $4.8 million which bear interest at a fixed rate of 7.95% and are payable in 12 equal quarterly installments beginning September, 1998.

       As of September 30, 1998, the Company also has $1.6 million of notes including accrued interest, to former shareholders with interest rates of 6% to 8.5%, payable in equal annual installments and due December, 1998 through October, 2001.

       The bank credit agreements include provisions which require, among others, that the Company maintain certain levels of tangible net worth and cash flow from operations as well as limiting the Company's dividends and ratio of debt to equity. As of June 30, 1998 and September 30, 1998, the Company did not meet certain covenant requirements. The bank has waived the covenant requirements and no event of default exists.

       On June 30, 1998, Leasing LLC (a limited liability company owned by Allen
       G. Zaring III, President of Zaring National Corporation), purchased at cost and subsequently leased-back $7.8 million of model homes collectively from Zaring Homes. Leasing LLC will lease the model homes to Zaring Homes on a triple net basis, wherein Zaring Homes is responsible for taxes, insurance, maintenance and homeowner fees, if applicable. Zaring Homes will pay rent equal to the sales price of the model home times the prime interest rate (8.50% at September 30, 1998). To finance the purchase of the model homes, on June 30, 1998, Leasing LLC entered into a loan agreement with The Huntington National Bank whereby an amount of up to $10.0 million can be borrowed until December 31, 1998 (the "draw period"). As of September 30, 1998, the loan had an outstanding balance of $6.9 million and bears interest at LIBOR plus 1.75%. Interest is payable monthly. The principal balance is due (i) following lease termination and as each model home is sold on the date of each sale in an amount equal to the amount originally advanced for each model home; and
       (ii) in three consecutive annual installment periods beginning on June 30, 1999. Each installment payment of principal shall be in an aggregate amount equal to not less than one-fifth of the principal balance except that the final installment payment shall be for the unpaid balance. Accrued interest shall be payable on the same dates as installment payments of the principal. The loan agreement contains provisions which require, among others, that Leasing LLC maintain a specified level of interest coverage and tangible net worth. The loan is guaranteed by Allen
       G. Zaring III and is collateralized by first mortgage liens on the model homes. As of September 30, 1998, Leasing LLC recorded a $150,000 receivable from Allen G. Zaring III representing his remaining member capital contribution.

       During the quarter ended September 30, 1998, Land LLC (a limited liability company owned equally by Allen G. Zaring III and his sons, Allen Zaring IV and Mark Zaring), purchased $4.2 million in undeveloped land inventory from Zaring Homes and $1.5 million of undeveloped land from unrelated third parties. Subsequently, Land LLC executed various three year land option contracts with Zaring Homes to purchase the land with monthly land option contract payments equal to Land LLC's carrying cost (interest, real estate taxes, sewer and water). Zaring Homes' purchase price of the land will equal Land LLC's original cost plus 15%. To secure its performance of the option contract, Zaring Homes provided an irrevocable letter of credit in the amount of $1.5 million in favor of Land LLC which is drawable if the option is not exercised. To finance the purchase of the land, Land LLC entered into a loan agreement with the Provident Bank whereby an amount of up to $10.0 million can be borrowed. As of September 30, 1998, the loan had an outstanding balance of $5.7 million and bears interest at LIBOR plus 2.25%. Interest is payable monthly. The principal balance is due in July 2001. The loan is guaranteed by Allen G. Zaring III and his sons and is collateralized by first mortgage liens on the land inventory.

(4)    Earnings (Loss) Per Common Share-
       ---------------------------------

       In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). In accordance with SFAS 128, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

       Options to purchase 318,784 and 245,903 shares of common stock at an average exercise price of $10.07 and $10.45 per share were outstanding during the periods ending September 30, 1998 and 1997, respectively, but were not included in the computation of earnings per share since the options' exercise prices were greater than the average market price of the common shares.

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

       In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires the cost of start-up activities, such as pre-opening expenses, to be expensed as incurred. Under the Company's current accounting policies, these pre-opening expenses are deferred until the manufactured housing village has opened and then amortized over a one-year period. The Company is required to adopt the provisions of SOP 98-5 no later than the first quarter of fiscal 1999. Included in the accompanying September 30, 1998 consolidated balance sheet is approximately $221,000 of unamortized pre-opening expenses which would have been expensed had SOP 98-5 already been implemented.

(7)    Reclassifications-
       ------------------

       Certain amounts in the consolidated interim financial statements for 1997 have been reclassified to conform to the 1998 presentation.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                               SEPTEMBER 30, 1997


RESULTS OF OPERATIONS
---------------------

The Company's business and the homebuilding industry are subject to changes in national and local economic conditions, as well as other factors, including employment levels, availability of financing, interest rates, consumer confidence and housing demand. The Company's results of operations for the periods presented include luxury site-built homes, entry level site-built homes, and retail distribution manufactured homes and reflect the cyclical nature of the housing industry.

The Company reported consolidated net revenues of $74.9 million for the quarter ended September 30, 1998, compared to $58.0 million for the same quarter in 1997. Net income for the third quarter of 1998 was $563,000 or $0.12 per share, compared to net income of $ 886,000 or $ 0.18 per share for the third quarter of 1997.

For the nine months ended September 30, 1998, consolidated revenues were $198.3 million compared to $156.0 million for the nine months ended September 30, 1997. Net loss for the nine months ended September 30, 1998 was ($590,000) or ($ 0.12) per share, compared to net income of $2.4 million or $ 0.50 per share for the nine months ended September 30, 1997.

The following tables set forth, for the periods indicated, certain segment information regarding the Company's operations.


                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                                               ------------------------           ----------------------------
                                                                1998             1997               1998                1997
                                                               -------          -------           --------            --------
                                                                                   (Dollars in thousands)
Zaring Homes, Inc.
     Luxury Site-Built Homes
         Revenues (1)                                          $66,705          $55,153           $183,508            $150,717
         Cost of sales                                          54,104           45,865            151,825             125,402
         Interest                                                1,840            1,804              5,252               4,859
         Selling, general and administrative                     7,634            5,715             20,576              16,354
                                                               -------          -------           --------            --------
         Operating income                                        3,127            1,769              5,855               4,102
         Other income (expense)                                    (25)               -                (11)                 13
                                                               -------          -------           --------            --------
         Pretax Luxury Site-Built Income                         3,102            1,769              5,844               4,115
HomeMax, Inc.
     Retail Distribution Manufactured Homes
         Revenues (1)                                            4,542            2,826              7,519               5,248
         Cost of sales                                           3,837            2,464              6,469               4,321
         Interest                                                  444              123              1,243                 210
         Selling, general and administrative                     2,742              985              7,562               1,949
                                                               -------          -------           --------            --------
         Operating loss                                         (2,481)            (746)            (7,755)             (1,232)
         Other income (expense)                                     13              (18)                30                  10
         Minority interest                                          60                -                243
                                                               -------          -------           --------            --------
         Pretax Retail Distribution Loss                        (2,408)            (764)            (7,482)             (1,222)

Hearthside Homes, LLC
     Entry Level  Precision and Site-Built Homes
         Revenues (1)                                            3,328                               6,995
         Cost of sales                                           2,854                               5,718
         Interest                                                   97                                 218
         Selling, general and administrative                       371                               1,330
                                                               -------                            --------
         Operating income (loss)                                     6                                (271)
         Other income (expense)                                    (17)                                 11
                                                               -------                            --------
         Pretax Entry Level Site-Built Loss                        (11)                               (260)

Majority Shareholder LLC's
         Revenues (1)                                              278                                 278
         Cost of sales                                             219                                 219
         Interest                                                  201                                 201
         Selling, general and administrative                        26                                  26
                                                               -------                            --------
         Operating loss                                           (168)                               (168)
         Other                                                     249                                 249
         Minority interest                                         (81)                                (81)
                                                               -------                            --------
                                                                     0                                   0
Interest income from subsidiaries, net                           1,034              882              2,779               2,683
General and administrative                                        (854)            (443)            (2,059)             (1,603)
                                                               -------          -------           --------            --------
         Income (loss) before taxes                                863            1,444             (1,178)              3,973
         Provision (credit) for income taxes                       300              558               (588)              1,575
                                                               -------          -------           --------            --------
     Net income (loss)                                            $563             $886              $(590)             $2,398
                                                               =======          =======           ========            ========



 (1) Revenue from sale is recognized upon the closing of the sale.



                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                              -------------------------            ------------------------
                                                               1998              1997               1998             1997
                                                              -------           -------            -------          -------
                                                                                  (Dollars in thousands)
Luxury Site-Built Homes
Operating data:
     Units
         New Orders(1)                                            194               231                721              672
         Closings(2)                                              250               226                712              616
         Backlog(3)                                               249               319                249              319
Average revenue per closing                                      $267              $241               $257             $241
Average value of new order sales                                 $277              $244               $263             $242
Sales value of backlog                                        $67,604           $77,511            $67,604          $77,511

Retail Distribution Manufactured Homes
Operating data:
     Units
         New Orders(1)                                            127                60                290              121
         Closings(2)                                               82                61                142              136
         Backlog(3)(4)                                            188                53                188               53
Average revenue per closing                                       $55               $50                $53              $40
Average value of new order sales                                  $58               $41                $56              $36
Sales value of backlog                                        $11,189            $3,268            $11,189           $3,268

Entry Level Precision and Site-Built Homes
Operating data:
     Units
         New Orders(1)                                             33                 -                 83                -
         Closings(2)                                               24                 -                 55                -
         Backlog(3)                                                52                 -                 52                -
Average revenue per closing                                      $127                 -               $124                -
Average value of new order sales                                 $131                 -               $129                -
Sales value of backlog                                         $6,928                 -             $6,928                -

(1) New orders represent total new home orders received during the period, net of cancellations.
(2)  Revenue from a sale is recognized upon the closing of the sale.
(3)  Backlog includes new orders which have not yet closed.
(4) In 1997, 68 contracts with a sales value of $4.4 million were acquired through acquisition.

ZARING HOMES, INC., LUXURY SITE-BUILT HOMES- Net revenues for the three months ended September 30, 1998 increased 20.9% over the same period 1997. Zaring Homes delivered 250 homes in the third quarter of 1998, compared to 226 homes in 1997, a 10.6% increase. Net revenues for the nine months ended September 30, 1998 increased 21.8% over the same period in 1997. The Company delivered 712 homes during the nine months ended September 30, 1998, compared to 616 homes in the corresponding period in 1997, an 15.6% increase. These increases are attributable to the continued strength of the luxury housing market and 1998 closings of 56 and 134 homes in the expansion cities of Charlotte and Louisville for the three and nine months ended September 30, 1998, respectively, versus 23 and 36 home closings in Charlotte and Louisville in the nine months ended September 30, 1997. The average selling price of a home was $277,000 and $263,000 for the three and nine months ended September 30, 1998, respectively representing a 13.5% and 8.7% increase from the corresponding period 1997.

Gross profit increased $3.3 million or 35.7% in the third quarter of 1998 as compared to the third quarter of 1997. Gross profit as a percentage of revenue increased 12.2% to 18.9% of revenues during the third quarter of 1998. The increase in gross profit is attributable to, among other factors, the closing of contracts with higher margins in an effort to increase margin percentages, and decreased subcontractor and other production costs. The nine months ended September 30, 1998 gross profit percentage was 17.3% as compared to 16.8% for the corresponding period in 1997. The increase in gross profit percentage for the nine month period ended September 30, 1998 was primarily the result of closing higher margin contracts accepted in the second quarter of 1998. Interest expense increased $36,000 and $393,000 in the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. This increase is mainly attributable to a larger investment in model and market homes and the number of units in process for the nine months ended September 30, 1998. Model home and land inventory positions were minimized during the three months ended September 30, 1998 through the sale-leaseback of $7.8 million in model home inventory to First Cincinnati Leasing LLC and $4.2 million in land position options with First Cincinnati Land LLC. The sale-leaseback and option transactions contributed to the stabilization of interest expense during the third quarter 1998 compared to the third quarter 1997.

As a percentage of revenue, selling expenses increased from 6.2% during the three month period ended September 30, 1997 to 6.9% during the three month period ended September 30, 1998. As a percentage of revenue, selling expenses increased from 6.5% during the nine month period ended September 30, 1997 to 6.9% during the nine month period ended September 30, 1998. Selling expenses for the three and nine month period ended September 30, 1998 increased $1.2 million and $2.8 million, respectively, as compared to the corresponding periods in 1997. The overall selling expense increases occurred as a result of increased sales staffing levels, design center expenses and sales commissions which are directly related to closing revenues. As a percentage of revenue, general and administrative expenses increased to 4.5% during the third quarter of 1998 from 4.2% during the third quarter of 1997 and was relatively consistent at 4.3% for the nine month period ended September 30, 1998 as compared to 4.4% in 1997. General and administrative expenses increased
$672,000 or 29.1% in the third quarter of 1998, compared to the third quarter of 1997 and $1.4 million or 21.2% in the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. This increase was primarily attributable to increased corporate staffing, additional office space and related expenses. As a percentage of revenues, selling, and general and administrative expenses were 11.4% and 10.4%, 11.2% and 10.9% for the three and nine-month period ended September 30, 1998 and 1997, respectively.

As a result of the foregoing, Zaring Homes reported pretax income of $3.1 million or 4.7% of net revenues in the third quarter of 1998, an increase of $1.3 million or 75.4% from the same period in 1997. For the nine month period ended September 30, 1998, Zaring Homes reported pretax income of $5.8 million or 3.2% of revenues, an increase of $1.7 or 42.0% for the same period in 1997.

HOMEMAX, INC., RETAIL DISTRIBUTION MANUFACTURED HOMES- Net revenues for the three months ended September 30, 1998 increased $1.7 million from $2.8 million in the third quarter of 1997 to $4.5 million in the third quarter of 1998. Net revenues for the nine months ended September 30, 1998 increased $2.3 million from $5.2 million for the nine months ended September 30, 1997 to $7.5 million for the nine months ended September 30, 1998. HomeMax closed 82 units in the third quarter of 1998, an increase of 34.4% from the 61 units closed in the same period of 1997. HomeMax closed 142 units for the nine month period ended September 30, 1998, an increase of 4.4% from the 136 units closed in the same period of 1997. The overall increase for the nine month period is attributed to the fact that eight sales villages were open as of September 30, 1998 compared to three sales villages open as of September 30, 1997. Sales of the new product have been strong, as reflected in the backlog of 188 units as of September 30, 1998, compared to 53 units in 1997; however, the time from contract to close has lengthened due mainly to land availability and receipt of customer financing approvals. The total number of villages open at September 30, 1998 is eight and it is anticipated that six additional villages will be operational by December 31, 1998.

Gross profit was $705,000 or 15.5% for the three months ended September 30, 1998 as compared to $362,000 or 12.8% for the same period in 1997, an increase of 94.8%. Gross profit was $1.0 million or 14.0% for the nine months ended September 30, 1998 as compared to $927,000 or 17.7% for the same period in 1997, an increase of 13.3%. This increase is due to an increase in the number of villages open offset by the mix of units sold and production expenses which were not able to be passed on to the consumer. Interest expense increased $321,000 and $1.0 million- in the three and nine months ended September 30, 1998, respectively as compared to the corresponding periods in 1997. As a percentage of revenues, interest expense increased from 4.3% in the third quarter of 1997 to 9.8% in the third quarter of 1998. In addition, as a percentage of revenues, interest expense increased from 4.0% for the nine month period ended September 30, 1997 to 16.5% in the corresponding period in 1998. This increase is due to the increase in the number of open HomeMax villages from three as of September 30, 1997 to eight in 1998. Each village necessitates a significant investment which includes sales office units, model units and related furnishings. Also contributing to the increase in interest expense is the increase in the number of units in backlog and the financing of the infrastructure expansion for selling and administrative initiatives.

Selling, general and administrative expenses for HomeMax, including infrastructure costs to leverage the expansion efforts, totaled $2.7 million and $7.6 million for the three and nine months ended September 30, 1998, respectively, compared to $985,000 and $1.9 million for the same periods in 1997. In the third quarter of 1997, HomeMax acquired the assets of one manufactured housing retailer bringing the total number of villages operated to three. In the third quarter of 1998, HomeMax operated three acquired manufactured housing retailers and five Super Model Home Villages. Selling expenses were $72,000 or 1.6% of revenues in the third quarter of 1998 compared to $295,000, or 10% of revenues for the same period in 1997. Selling expenses were $1.6 million or 20% of revenues for the nine month period ended September 30, 1998 compared to $461,000 or 8.7% of revenues for the same period in 1997. The overall nine month increase is primarily due to start-up marketing and advertising costs. General and administrative expenses were $2.7 million in the third quarter of 1998 versus $690,000 for the same period in 1997, an increase of $2.0 million. General and administrative expenses were $6.0 million for the nine month period ended September 30, 1998 versus $1.5 million for the same period in 1997, an increase of $4.5 million. The general and administrative expense increases were due to the above mentioned expansion efforts.

As a result of the foregoing, HomeMax reported a pretax loss of $2.4 million in the third quarter of 1998 compared to $764,000 in the third quarter of 1997. In addition, HomeMax reported a pretax loss of $7.5 million for the nine months ended September 30, 1998 compared to a pretax loss of $1.2 million for the corresponding period in 1997.

Although the losses of HomeMax were expected, management, with Board approval, has initiated efforts to consider a variety of alternatives to the pre-existing growth strategies including the pursuit of joint venture opportunities with other retailers, different growth strategies, or an outright sale of the entity, all to enhance shareholder value.

HEARTHSIDE HOMES, LLC, ENTRY LEVEL PRECISION AND SITE-BUILT HOMES- Net revenues for the three and nine months ended September 30, 1998 were $3.3 million and $7.0 million, respectively. 24 and 55 homes were delivered in the three and nine months ended September 30, 1998, respectively.

Gross profit was $474,000, or 14.2% and $1.3 million, or 18.2% for the three and nine months ended September 30, 1998, respectively. Selling, general and administrative expenses were $371,000, or 11.1% of revenues, and $1.3 million, or 19.0% of revenues, for the three and nine months ended September 30, 1998, respectively, reflecting Hearthside's expansion into the Nashville, Tennessee and Louisville, Kentucky markets. Interest expense was $97,000 and $218,000 for the three and nine months ended September 30, 1998, respectively. As a result of the foregoing, Hearthside reported pretax losses of $11,000 and $260,000 for the three and nine months ended September 30, 1998, respectively.

MAJORITY SHAREHOLDER LLCS - First Cincinnati Leasing and First Cincinnati Land LLC are reported as "Majority Shareholder LLC". First Cincinnati Leasing closed one home during the three and nine months ended September 30, 1998 for $278,000. Interest expense of $201,000 during the three and nine months ended September 30, 1998 represents interest incurred for model home and undeveloped land holdings. Other income of $249,000 represents model home rental income of $169,000 and land option income of $80,000 for the three and nine months ended September 30, 1998.

OTHER OPERATING RESULTS- Interest income from subsidiaries represents the allocation of interest cost to the subsidiaries. Corporate general and administrative expenses were $854,000 and $2.0 million for the three and nine-month period ended September 30, 1998, respectively, as compared to $443,000 and $1.6 million for the three and nine month period ended September 30, 1997. The increase in Corporate general and administrative expenses is attributed to the additional support being provided to the HomeMax, Inc. and Hearthside, LLC expansion activities as well as the necessary support for continued Zaring Homes, Inc. growth.

                                 YEAR 2000 ISSUE

BACKGROUND - At midnight on December 31, 1999, unless the proper modifications have been made, the program logic in many of the world's computer systems will start to produce erroneous results because, among other things, the systems will incorrectly read the date "01/01/00" as being January 1 of the year 1900 or another incorrect date. In addition, certain systems may fail to detect that the year 2000 is a leap year. Problems can also arise earlier than January 1, 2000, as dates in the next millennium are entered into non-Year 2000 compliant programs.

ZARING NATIONAL CORPORATION YEAR 2000 COMPLIANCE PROGRAM - During 1998, the Company initiated a comprehensive corporate wide Year 2000 Compliance Program (the "Compliance Program") to evaluate and address the impact of the Year 2000 issue on its entire operations. The compliance program covers all aspects of the Company's business that may be affected by the Year 2000 issue. The issue is segregated into three main categories of possible risk: internal systems, supplier exposure, and environmental risk. All internal systems will be reviewed for compliance with the issue. This includes all server, client, and communication hardware; all related peripheral hardware, and all "embedded" system hardware. Additionally, all of the application software that runs on the internal system hardware will be reviewed for compliance. Supplier exposure is also being considered in this review. Supplier exposure includes a review of any products or services used directly by the Company throughout its value delivery process. The supplier category also includes analysis of possible first and second tier supplier work interruptions caused by the Year 2000 issue. The last category of review is the environmental impact of the issue on operations, including internal work interruptions caused by external events such as power delivery and physical access. This Compliance Program encompasses the review of all three categories of risk at Zaring Homes, Inc., Hearthside Homes LLC, HomeMax, Inc. and all other Company subsidiary organizations.

YEAR 2000 COMPLIANCE PROGRAM PROCESS - The Company's process to achieve Year 2000 compliance involves four major steps: Inventory of assets and suppliers, Risk Assessment, Action Plan development, and Testing.

Phase one of the processes involves inventorying all hardware, software and suppliers that could entail risk to the Company because of date sensitivity. The result of this is a list of all suppliers that could have a significant effect on the business if their work was interrupted or if their products or services are not Year 2000 compliant. The hardware and software inventory includes all makes, models and versions of information systems. This information is then used in Phase two of the process, risk assessment.

Phase two involves a risk assessment of individual systems and suppliers resulting in a three-tier risk structure (high, medium, low) for the systems and suppliers. This assessment involves a combination of several criteria: business impact, likelihood of failure, and effort to remediate. The high and medium risk items that are identified as non-compliant will be further addressed in phase three of the project.

Phase three entails the development of action plans to address systems or suppliers that are deemed not compliant in the previous phases and that have a significant impact on the Company's business. Each non-compliant system or supplier will have a customized action contingency plan. These plans may include remediation through wholesale replacement of non-compliant systems, upgrades of systems, or identification of alternate sources of supply. Each action plan will include the development of a contingency plan in the remote case that the identified remediation is not completed in time. The Audit committee of the Board of Directors will review these action plans and each plan will have its own timeline and program for completion.

The final phase of this process will involve testing of all relevant systems to verify that any possible remediation efforts were successful in making the systems compliant with the Year 2000 issue.

TIME TO COMPLETE THE YEAR 2000 COMPLIANCE PROGRAM - As of September 30, 1998, the Company is in Phase One of its Year 2000 Compliance Program, with the exception of the implementation of the core management information system, which is near completion of Phase 3. The timeline for completion of all four phases of the program, in all operations of the Company, is July 1999. The Company believe that this is a realistic time frame and that it permits sufficient time prior to first "date events" to insure the Company has adequately addressed the issue.

ZARING NATIONAL'S CORE INFORMATION SYSTEM - Prior to the undertaking of the Compliance Program, the Company realized that one of its core information systems was not compliant and that there was a significant risk that the software supplier could not develop an upgrade in sufficient time. For this reason, and other operational benefits, the Company decided to replace this core non-compliant system with a new and compliant product. This effort was formally launched in January 1998 and is expected to be fully complete by December 31, 1998. At that time, the new Year 2000 compliant core accounting, purchasing, payables and management information system will be installed in all of the Company's relevant operations, and the non-compliant system will be decommissioned. This project has met all major milestones to date and is within the budgeted amount of $3.0 million. As of September 30, 1998, a total of $1.5 million of costs have been capitalized in association with this project in accordance with the guidelines established in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued in March 1998.

COST OF THE YEAR 2000 COMPLIANCE PROGRAM - At the present time, management estimates that the costs associated with completing the comprehensive Year 2000 Compliance Program will be approximately $125,000. This estimate represents external vendor consulting and excludes the expense associated with management's oversight and review of the Year 2000 compliance program. In addition, this estimate excludes any non-core information system hardware or software remediation cost. However miscellaneous hardware and software remediation costs, other than the core management information system discussed previously, are anticipated to be immaterial to the overall Company's operations. All Year 2000 compliance program review costs are expensed as incurred. The Company intends to finance the cost of the core management information system and Year 2000 compliance review through internal sources of funds.

RISKS OF NON-COMPLIANCE AND CONTINGENCY PLANS - The transmission and distribution by automation systems affecting the building of a home and the internal management information systems affecting cash flow management are major business applications which pose the greatest Year 2000 risks for the Company if implementation of the Year 2000 Compliance Program is not successful. The potential problems related to these systems are interruptions of service to customers, interrupted revenue and cost data gathering, delays in the cash payment function, and poor customer relations resulting from a delayed building process. Although the Company intends to complete all Year 2000 remediation and testing activities by the end of July 1999, and although the Company has initiated Year 2000 communications with significant vendors and other parties material to the Company's operations (and is diligently monitoring the progress of such third parties in the Year 2000 compliance area), such third parties nonetheless represent a significant risk that cannot be assessed with precision or controlled with certainty. The Company's ability to meet the target date of July 1999 in finalizing its Year 2000 Compliance Program is heavily dependent upon the timely provision of necessary upgrades and modifications by the Company's suppliers and contractors. In some instances, it is anticipated that third party upgrades and modifications to hardware and software are not expected to be available until second quarter 1999. In addition, the Company cannot guarantee that third parties on whom it depends for essential services (such as lumber, building materials, subcontractor labor, electric utilities, exchange carriers, phone and fax systems, etc.) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business. However, the Company has established a supplier compliance program to work with key vendors to minimize such risks. For these reasons, the Company intends to develop contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur, including contingencies for the potential failures of key vendors to become Year 2000 compliant. A final contingency plan is scheduled to be completed prior to July 1999.

                         CAPITAL RESOURCES AND LIQUIDITY

Net cash generated by operating activities of $805,000 for the nine months ended September 30, 1998 was primarily the result of $2.8 million in depreciation and amortization, increases in accounts payable of $3.4 million and increases in customer deposits of $789,000, offset by investments in inventories of $2.1 million and cash surrender value of life insurance and other assets of $1.7 million. Net cash generated by operating activities decreased from a $11.7 million use of cash during the nine months ended September 30, 1997 to cash generated of $805,000 during the nine months ended September 30, 1998. This is a result of a net loss for the nine months ended September 30, 1998 of ($590,000) compared to net income of $2.4 million for the nine months ended September 30, 1997 and a decrease in the future tax benefit of $1.2 million offset by increased depreciation and amortization and other non cash activities ($1.2 million), decreased investments in both site-built and manufactured housing inventories ($16.8 million), net decreases in payables, accrued expenses, customer deposits and income taxes payable ($3.3 million) and other changes in operating assets and liabilities such as receivables, cash surrender value of life insurance and other assets ($2.0 million). Net cash used for investing activities of $12.2 million was primarily a result of investments in property and equipment. For the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, net cash used for investing activities increased $7.4 million due to greater purchases of property and equipment, particularly at the HomeMax subsidiary for sales village development. Net cash provided by financing activities for the nine months ended September 30, 1998 was $14.6 million, a decrease of $883,000 from the same period in 1997 due to net bank borrowings slowing to $13.9 million for the nine months ended September 30, 1998 as compared to $15.5 million in the corresponding period 1997. The borrowing was primarily used to finance property and equipment purchases and support working capital needs. HomeMax and Zaring National Corporation maintain a $61 million stand-alone credit facility to fund Zaring National Corporation's strategic plan. This is in addition to the $87.5 million credit facility already in place for Zaring Homes and Hearthside Homes. As of June 30, 1998 and September 30, 1998, the Company did not meet certain covenant requirements. The bank has waived the covenant requirements and no event of default exists. The ratio violations occurred principally due to the Company's inability to timely convert financing of HomeMax sales village development initiatives (guaranteed by Zaring Homes) to bank approved HomeMax, Inc. related long-term financing loans. The Company has made and continues to have the ability to make timely payments to the bank. It is anticipated that the Company will be able to comply with the covenants at the appropriate measurement dates during the next 12 months. In addition, the Company purchased 46,400 shares of Common Stock for $400,000.

On June 30, 1998, Allen G. Zaring III executed agreements to fund $20 million of new long-term capital to Zaring National Corporation and its subsidiaries through two new entities controlled by him: First Cincinnati Leasing, LLC (Leasing LLC) and First Cincinnati Land, LLC (Land LLC). Leasing LLC purchased at cost and subsequently leased-back $7.8 million of model homes from Zaring Homes. Zaring Homes will pay rent equal to the sales price of the model home times the prime interest rate (8.5% at September 30, 1998). To finance the purchase of the model homes, on June 30, 1998, Leasing LLC entered into a loan agreement whereby an amount of up to $10.0 million can be borrowed until December 31, 1998. As of September 30, 1998, the loan had an outstanding balance of $6.9 million and bears interest at LIBOR plus 1.75%.

During the quarter ended September 30, 1998, Land LLC, purchased $4.2 million in undeveloped land inventory from Zaring Homes and $1.5 million of undeveloped land from unrelated third parties. Land LLC executed a three year land option contract with Zaring Homes to repurchase the land with monthly land option contract payments equal to Land LLC's cost of carry (interest, real estate taxes, sewer and water). Zaring Homes' purchase price of the land will equal Land LLC's original cost plus 15%. To secure its performance of the option contract, Zaring Homes provided an irrevocable letter of credit in the amount of $1.5 million in favor of Land LLC. To finance the purchase of the land, Land LLC entered into a loan agreement whereby an amount of up to $10.0 million can be borrowed. As of September 30, 1998, the loan had an outstanding balance of $5.7 million and bears interest at LIBOR plus 2.25%.

The Company believes its present cash balances, amounts available under existing borrowing agreements and amounts generated from future operations will provide adequate funds for its future plans.

PROVISIONS FOR WRITEDOWN TO NET REALIZABLE VALUE- The Company periodically reviews the value of assets held by its reporting segments, including: land, inventories, property and equipment, and intangibles and determines whether any write-downs need to be recorded to reflect declines in value. The estimated net realizable value of real estate inventories and property and equipment represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Company's real estate inventories, property and equipment and certain intangibles is dependent upon future events and conditions that may cause actual results to differ from amounts presently estimated.

INFLATION- Housing demand, in general, is affected adversely by increases in interest rates. If mortgage interest rates, material and labor costs increase significantly, the Company's revenues, gross profit, and net income could be adversely affected.

              CAUTIONARY STATEMENTS ON FORWARD LOOKING INFORMATION

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in other Company statements, reports and SEC filings that are not related to historical results are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties. Any forward-looking statements made by the Company herein and in future reports and statements are not guarantees of future performance and actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to, those referred to below.


GENERAL REAL ESTATE, ECONOMIC AND OTHER CONDITIONS- The homebuilding and manufactured housing industry is significantly affected by changes in national and local economic and other conditions, including employment levels, changing demographic considerations, availability of financing, interest rates, consumer confidence and housing demand. In addition, homebuilders are subject to various risks, many of them outside the control of the homebuilder, including competitive overbuilding, availability and cost of building lots, availability of materials and labor and adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulation and increases in real estate taxes and other local government fees.

PRESENT AND FUTURE COMMUNITIES- The Company's communities will be built out over time. Therefore, the medium- and long-term financial success of the Company will be dependent on the Company's ability to develop and market its communities successfully. Acquiring land and committing the financial and managerial resources to develop a community on that land involve significant risks. Before these communities generate any revenue, they require material expenditures for, among other things, acquiring land, obtaining development approvals and constructing project infrastructure (such as roads and utilities), recreation centers, model homes and sales facilities. It generally takes several years for communities to achieve cumulative positive cash flow. The Company's risk is increased by its entries into markets where it does not have prior experience.

LONG-TERM NATURE OF PROJECTS; PERIOD-TO-PERIOD FLUCTUATIONS- The Company's communities are long-term projects. Sales activity at the Company's communities varies from period to period, and the ultimate success of any community cannot necessarily be judged by results in any particular period or periods. A community may generate significantly higher sales levels at inception (whether because of local pent-up demand in the area or other reasons) than it does during later periods over the life of the community. Revenues and earnings of the Company will also be affected by period-to-period fluctuations in the mix of product and home closings among the Company's communities.

THE COMPANY'S MARKETS- The Company's operations are concentrated in Cincinnati, Ohio; Nashville, Tennessee; Raleigh, North Carolina; Indianapolis, Indiana; Charlotte, North Carolina; and Louisville, Kentucky. Although these are stable, established markets in which the Company has or intends to operate successfully, there can be no assurance that the stability of these markets or the Company's favorable results there will continue. Adverse general economic conditions in these markets could have a material adverse impact on the operations of the Company. The Company may also expand into new geographic markets which could reduce the Company's dependence upon the health of its existing markets. However, any new markets may prove to be less stable and may involve delays, problems and expenses not typically found by the Company in the existing markets with which it is familiar. Such delays, problems and expenses would be likely to occur in any new market and may include, without limitation, the development of relationships with local contractors and suppliers, land acquisition and development, construction of new model homes, acquiring local office facilities and hiring additional personnel.

COMPETITION- The homebuilding and manufactured home business is highly competitive. The Company competes in each of its local market areas with numerous national, regional and local homebuilders, some of which have greater financial, marketing and sales resources than the Company. Builders of new homes compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled laborers. The Company also competes with the resale market for existing homes which provides certain attraction for home buyers over building a new home. The Company attempts to meet this competition from the home resale market by offering benefits which the resale market for existing homes cannot provide, notably the latest design features, the flexibility to select interior and exterior finishes and new home warranties.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL CONSIDERATIONS- The housing industry and the Company are subject to increasing local, state and Federal statutes, ordinances, rules and regulations concerning zoning, resource protection (preservation of woodlands and hillside areas), building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of residences that can eventually be built within the boundaries of a particular location. Such regulation affects construction activities, including construction materials which must be used in certain aspects of building design, as well as sales activities and other dealings with consumers. The Company must also obtain licenses, permits and approvals from various governmental agencies for its development activities, the granting of which are beyond the Company's control. Furthermore, increasingly stringent requirements may be imposed on homebuilders and developers in the future. Although the Company cannot predict the impact on the Company of compliance with any such requirements, such requirements could result in time consuming and expensive compliance programs.

The Company is also subject to a variety of local, state and Federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws which apply to any given project vary greatly according to the project site and the present and former uses of the property. These environmental laws may result in delays, cause the Company to incur substantial compliance costs, including substantial expenditures for pollution and water quality control, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. The Company endeavors in its land acquisition program to resolve, or at least significantly reduce, environmental issues before it becomes obligated to purchase the land. Although there can be no assurance that it will be successful in all cases, the Company has a general practice of requiring an environmental audit and resolution of environmental issues prior to purchasing land in an effort to avoid major environmental issues in the Company's developments.

In addition, the Company has been and may in the future be subject to periodic delays or may be precluded from developing certain projects due to building moratoriums. These moratoriums generally relate to insufficient water supplies, sewage facilities, delays in utility hook-ups, or inadequate road capacity within the specific market area or subdivision. Although the Company's practice of resolving such issues before committing to purchase property tends to reduce the Company's exposure to financial risk as a result of such moratoriums, the Company must utilize its resources in dealing with them.

FINANCING; LEVERAGE; INTEREST RATES- The homebuilding industry in general is highly leveraged and usually subject to significant up-front expenditures for land development costs. Although the Company generally limits the extent of its borrowings, in periods of significant growth, the Company will require significant additional capital resources, whether from issuances of equity or by incurring additional indebtedness. If the Company is at any time not successful in obtaining sufficient capital to fund its development and expansion expenditures, some or all of its projects may be significantly delayed, resulting in cost increases and adverse effects on the Company's results of operations. No assurance can be given as to the availability or cost of any future financing. In addition, the Company's degree of leverage from time to time will affect its interest incurred and may limit funds available for operations. As a result, the Company may be more vulnerable to economic downturns, which could limit its ability to withstand adverse changes or to capitalize on business opportunities. If the Company is at any time unable to generate sufficient cash flow from operations to service its debt, refinancing of all or a portion of that debt or obtaining additional financing may be required to avoid defaults (including cross defaults). There can be no assurance that such refinancing would be possible or that any additional financing could be obtained, or obtained on terms that are favorable or acceptable to the Company.

The Company's real estate operations are also dependent upon the availability and cost of mortgage financing. The Company does not finance the purchase of homes in its communities and does not contemplate doing so. However, the Company does arrange mortgage financing with third-party lenders for the purchase of its homes through a Cincinnati mortgage broker in which the Company owns a 50% partnership interest. An increase in interest rates, which may result from governmental policies and other factors outside the control of the Company, may adversely affect the buying decisions of potential home buyers and their ability to sell their existing homes.

CONSTRUCTION- The Company has from time to time experienced shortages of materials or qualified tradespeople or volatile increases in the cost of certain materials (particularly increases in the price of lumber and framing, which are significant components of home constructions costs), resulting in longer than normal construction periods and increased costs not reflected in the prices of homes for which home sales contracts had been entered into up to one year in advance of scheduled closing. Generally, the Company's home sale contracts do not contain, or contain limited, provisions for price increases if the Company's costs of construction increase.

NATURE RISKS- Communities are subject to significant seasonal precipitation which can cause delays in construction and development and increase costs.

Additional information on factors which could affect the Company's financial results may be included in the Company's most recently filed Annual Report or Form 10-K, and subsequent reports, filed with the Securities and Exchange Commission.

THE YEAR 2000 ISSUE - The estimated costs of, and timetable for, becoming Year 2000 compliant as well as the replacement and implementation of the core management information system constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such estimates are based on numerous assumptions by management, including assumptions regarding the continued availability of certain technological and other resources, the accuracy of representations made by third parties concerning their compliance with Year 2000 issues, and other factors. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of third party suppliers and similar uncertainties. The estimated costs of Year 2000 compliance also do not give effect to any future corporate acquisitions or divestitures made by the Company or its subsidiaries.

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

ITEM 2.    NONE

ITEM 3.    NONE

ITEM 4.    NONE

ITEM 5.    NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           ---------------------------------

         (a) Exhibits

         10.16  Zaring National Corporation $15,000,000 Credit Agreement
         10.17  HomeMax, Inc. $12,000,000 Credit Agreement
         10.18  HomeMax, Inc. Group $33,920,000 Floor Plan Agreement
                Exhibit 27, Financial Data Schedule

         (b) The Company did not file a report on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         ZARING NATIONAL CORPORATION
         (Registrant)



Date:  November 13, 1998            By:  /s/ Allen G. Zaring III
                                    -------------------------------
                                    Allen G. Zaring III
                                    Chairman of the Board, President and
                                    Chief Executive Officer


Date:  November 13, 1998            By:  /s/Ronald G. Gratz
                                    --------------------------
                                    Ronald G. Gratz
                                    Chief Financial Officer
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)