Form 10-K405
period 1998-12-31
ZARING NATIONAL CORP
filed 1999-03-31
CIK 1034898

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER 333-22679

                          ZARING NATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         OHIO                                            31-1506058
           (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

              11300 CORNELL PARK DRIVE,                                  45242-1825
             SUITE 500, CINCINNATI, OHIO                                 (ZIP CODE)
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  513-489-8849
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON SHARES, WITHOUT PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section.229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [X] NO [ ]

     As of March 5, 1999, there were 4,591,488 common shares issued and outstanding, and the aggregate market value of those shares held by non-affiliates of the registrant was approximately $12.1 million. Solely for the purpose of this calculation, all directors and executive officers were excluded as affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1999 (Part III).

Total Pages: 55
Exhibit Index at Page 29

                          ZARING NATIONAL CORPORATION

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item  1.    Business....................................................    2
Item  2.    Properties..................................................   12
Item  3.    Legal Proceedings...........................................   12
Item  4.    Submission of Matters to a Vote of Security Holders.........   12

                                   PART II
Item  5.    Market for the Registrant's Common Equity and Related
            Shareholder Matters.........................................   13
Item  6.    Selected Financial Data.....................................   14
Item  7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   18
Item  7a.   Quantitative and Qualitative Disclosures About Market
            Risk........................................................   28
Item  8.    Financial Statements and Supplementary Data.................   28
Item  9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   28

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   29
Item 11.    Executive Compensation......................................   29
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   29
Item 13.    Certain Relationships and Related Transactions..............   29

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   29

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Effective May 8, 1997, Zaring National Corporation (formerly Zaring Homes, Inc.) implemented the formation of a holding company structure. The subsidiaries of Zaring National Corporation (the Company) include the following: Zaring Homes, Inc. and its subsidiaries, Zaring Homes of Indiana, LLC and Zaring Homes Kentucky, LLC; Zaring Holdings, Inc.; HomeMax, Inc. and its subsidiaries, HomeMax North Carolina, Inc., HomeMax Tennessee, Inc., HomeMax South Carolina, Inc., HomeMax Ohio, Inc., HM Properties, Inc., HomeMax Indiana, LLC and HomeMax Kentucky, LLC; Hearthside Homes, LLC; Legacy Mortgage Corporation doing business as Hearthside Home Mortgage; and Blue Chip Mortgage Company, LLC.

     The Company's subsidiary, Zaring Homes, Inc. (Zaring Homes or Zaring) is a recognized regional builder of luxury site-built homes.

     On October 1, 1997, the Company, through its subsidiary Hearthside Homes, LLC (Hearthside), entered the area of entry level homes by acquiring the operating assets of an Indianapolis, Indiana entry level builder. At the same time, the Company acquired the stock of Legacy Mortgage Corporation, now known as Hearthside Home Mortgage (Hearthside Mortgage). Hearthside Mortgage originates, processes and sells mortgages to third party lenders.

     In June 1998, the Company's principal shareholder formed First Cincinnati Leasing LLC (Leasing LLC) and First Cincinnati Land LLC (Land LLC) to purchase and leaseback certain model homes and purchase certain undeveloped land.

     In October 1998, the Company increased its ownership of Blue Chip Mortgage Company, LLC (Blue Chip) from 50% to 100%. Blue Chip originates, processes and sells mortgages to third party lenders.

     In 1997, the Company expanded its operations to include the retail distribution of manufactured homes through its subsidiary, HomeMax, Inc. (HomeMax). During 1997, the Company acquired three established retail distributors of manufactured housing and opened its first Company designed and constructed Super Model Home Village. As of December 31, 1998, HomeMax operated twelve Super Model Home Villages. Nine Super Model Home Villages were located in North Carolina, two in South Carolina and one in Kentucky.

     Consolidated revenues in 1998 and 1997 were derived as follows: 90.9% and 95.6%, respectively from luxury site-built homes, 4.6% and 3.6%, respectively, from retail distribution manufactured homes, 4.3% and 0.8% from entry level homes, and 0.2% in 1998 from financial related services. This revenue mix is projected to change during 1999 through the growth of Hearthside.

     The Company was founded by Allen G. Zaring, III in 1964 and in 1998 the Zaring Homes subsidiary recorded its thirty-fourth consecutive year of profitability. The Company completed its initial public offering of 2,000,000 Common Shares on June 2, 1993.

     In 1998, the Board of Directors appointed Allen G. Zaring, III as President and Chief Executive Officer. Mr. Zaring continues as the Chairman of the Board.

RECENT DEVELOPMENTS

  HOMEMAX (RETAIL DISTRIBUTION MANUFACTURED HOMES)

     In February 1999, the Company executed a securities purchase agreement with American Homestar Corporation (American Homestar) whereby American Homestar will acquire, after assignment of certain obligations to Zaring and other preclosing activities, 25% of the outstanding common stock of HomeMax from Zaring National Corporation for approximately $4.4 million and will provide a subordinated loan to HomeMax of approximately $4.0 million. The subordinated loan is convertible into an additional 25% of HomeMax common stock. In addition, Zaring National Corporation has an option to sell, and American Homestar has an option to buy, the remaining 50% of HomeMax within three years at a defined price. Upon closing, scheduled for March 1999, American Homestar will manage and direct the operations of HomeMax allowing the Company to concentrate its focus on the core homebuilding operations and expanding the financial services operations.

  HEARTHSIDE (ENTRY LEVEL HOMES)

     Based upon the growing market demand for entry level homes, the Company aggressively deployed the Hearthside product into two new metropolitan areas during 1998: Louisville, Kentucky, and Nashville, Tennessee. The Company anticipates that the Hearthside product will be introduced in Cincinnati, Ohio during the first half of 1999. The near term operating philosophy for Hearthside will be to leverage the existing Zaring corporate operations in each market (i.e. corporate facilities, including management overhead) to efficiently roll out the product to each market at an efficient operating cost.

OPERATING STRATEGY

     The Company focuses its operating strategy on increasing the rates of return on invested capital. Through its subsidiaries, Zaring Homes and Hearthside, the Company's primary strategy will emphasize continued cycle time compression and increased inventory turnover. In order to gain maximum operational efficiencies and leverage, management integrated the infrastructure of Hearthside and Zaring. In particular, office space, management and other related expense categories were integrated. The Company's philosophy will be to operate Zaring Homes and Hearthside at maximum capacity while maintaining a presence in the manufactured housing market through its investment in HomeMax. No additional market expansion is currently planned.

ZARING HOMES (LUXURY SITE-BUILT HOMES)

     The Company, through its subsidiary Zaring Homes, identifies existing markets for housing, purchases and develops land and then designs, constructs and sells luxury single-family detached homes to meet demand. Zaring's main focus is to build distinctive, quality neighborhoods, but through the "Zaring Design Gallery Homes" product, introduced in 1998, a Zaring home can be built on a lot purchased independently by a customer. A variety of architectural styles and different models within a community create inviting neighborhoods. Homes built by Zaring emphasize classic exterior elevations, innovative interior design and quality construction with attention to detail. Zaring has a reputation for on-time, on-budget construction.

     Zaring traditionally has marketed to the Luxury/"Move-Up" market, comprised of individuals who previously owned a principal residence. In executing this strategy, Zaring builds homes that range in size from 1,900 to 4,000 square feet at prices that range from approximately $153,000 to $500,000.

  MARKETS

     Prior to 1994, Zaring conducted its operations in two metropolitan areas:
Cincinnati, Ohio and Nashville, Tennessee. During 1994, Zaring expanded into two new metropolitan areas: Raleigh, North Carolina and Indianapolis, Indiana. In 1996, Zaring Homes expanded into Charlotte, North Carolina and Louisville, Kentucky. Zaring believes that all of these metropolitan areas are similar in that all have relatively low unemployment, steady job growth, diversification of industry, and satisfactory infrastructure and transportation facilities. In addition, the continued customer response supports Zaring's strategy of offering multiple product lines differentiated by price point in the same market.

     CINCINNATI

     Zaring operates in four counties in Ohio and two counties in Northern Kentucky, which constitutes six of the twelve counties in the Cincinnati metropolitan statistical area, offering homes that range in price from $180,000 to $500,000. Homes ranging in size from 2,200 to 4,000 square feet are currently offered in 16 communities.

     NASHVILLE

     Zaring operates in three of eight counties in the Nashville metropolitan statistical area, offering homes that range in price from $170,000 to $325,000. The product line encompasses homes ranging from 1,900 to 3,500 square feet in 11 communities.

     INDIANAPOLIS

     Zaring operates in two of the nine counties in the Indianapolis metropolitan statistical area. Zaring markets homes ranging in price from $153,000 to $400,000 in five distinct communities. The product line includes homes ranging from 2,200 to 4,000 square feet.

     RALEIGH

     Zaring operates in one of the six counties which comprise the Raleigh-Durham-Chapel Hill metropolitan statistical area. Zaring markets homes ranging in size from 2,200 to 3,600 square feet and in price from $180,000 to $345,000 in five communities.

     CHARLOTTE

     Zaring operates in two of the seven counties which comprise the greater Charlotte-Gastonia-Rockhill metropolitan statistical area. Zaring markets homes ranging in size from 2,200 to 3,600 square feet and in price from $210,000 to $400,000 in six communities.

     LOUISVILLE

     Zaring operates in one county of the seven counties of the Louisville metropolitan statistical area. Zaring markets homes ranging in size from 2,200 to 4,000 square feet and in price from $190,000 to $450,000 in three communities.

  PRODUCTS

     Zaring homes are purchased for occupancy as primary residences and are built in a variety of models. The base price of each of the homes includes standard features such as insulated glass windows, one or more fireplaces, equipped kitchens and landscaping. Additionally, Zaring provides a complete list of pre-priced options, ranging from extra electrical outlets to bonus rooms, three-car garages and flex space additions. Such options permit a buyer to personalize the home and should result in incremental profits to the Company.

     Zaring uses the same portfolio of home designs in similar communities and develops new designs to replace existing ones as part of its continuing efforts to assure that its homes are responsive to assessment of market trends and requirements. For new designs, Zaring engages a number of unaffiliated architectural firms supervised by an in-house architectural group. During the design phase, all plans are reviewed at a number of levels within and outside Zaring. This review attempts to ensure that the plan meets the needs of the target market and is engineered for the most effective production techniques and the most economical usage of materials.

     Upon approval of a new home design, a prototype is constructed and evaluated. During construction, all of those involved in planning, as well as sales personnel, tour the home to analyze its design in light of their particular area of expertise. Zaring also shows the prototype to potential customers and actively seeks customer input.

  MARKETING AND SALES

     Zaring homes are sold primarily through its own staff of sales managers who are compensated primarily on a commission basis. Zaring's marketing efforts rely heavily on furnished model homes. The furnished models in all communities are open seven days a week, and are staffed by sales managers who consult with the prospective customer regarding floor plans, elevations and available options. At December 31, 1998, Zaring and Leasing LLC maintained 58 furnished model homes. Zaring cooperates with outside real estate agents to whom it pays commissions at market rates. Other marketing tools include the Multiple Listing Service, local newspaper advertisements, promotions, newsletters to realtors, entrance signs and illustrated brochures, all of which utilize the "Zaring Homes" name.

     Additionally, Zaring operates Design Galleries in both Cincinnati, Ohio and Nashville, Tennessee. The Design Galleries are fully staffed centers whereby the variety of options available to the customer are displayed to further enhance the customers' opportunity of choice without the need to customize the base product line.

     Sales of Zaring's homes are made pursuant to standard sales contracts. These contracts generally require a customer to make a deposit of approximately 2% to 20% of the sale price at the time of the execution of the sales contract, depending on local competitive conditions. Contracts are generally subject to certain contingencies including the availability of mortgage financing to the purchaser. Contracts for the sale of homes are at fixed prices. Prices at which homes are offered normally increase from time to time during the sellout of the community, reflecting, in part, increased costs. The prices of homes vary with location as well as style, and standard and optional amenities.

     The majority of Zaring's homes are completed after a sales contract has been signed, but Zaring frequently commences construction of homes that are held "under roof," with completed exteriors, as inventory for sale (Market Homes). This practice limits funds committed to construction of the house, but at the same time permits rapid completion of the interior of the home to a purchaser's specifications upon execution of a sales contract. Zaring has Market Homes in each community in order to offer a range of homes to prospective buyers and to be able to complete a house for occupancy in approximately the same length of time as required for a loan closing in the resale market. Some sales are of completed homes, including model homes no longer needed for Zaring's marketing efforts. At December 31, 1998, Zaring had 78 Market Homes at various stages of completion. Market Homes are not reflected in Zaring's backlog until placed under a purchase contract by a third-party purchaser.

  BACKLOG AND INVENTORY

     Zaring's backlog consists of homes for which Zaring has entered into a sales contract, but which it has not yet delivered. As of December 31, 1998, Zaring had a backlog of 256 luxury site-built units under contract, with a sales value of $72.0 million, substantially all of which will be completed within 84 days. Construction of homes in backlog is financed using cash flow from operations and the revolving credit facility, not through construction loans.

  CONSTRUCTION

     Zaring Homes enjoys a reputation as a quality builder of site-built luxury homes. Zaring acts as its own construction manager and general contractor using even-flow production techniques to produce quality homes on a 60 working day (84 calendar day) cycle. The entire value delivery system is managed by a process circle consisting of a Process Control Executive, Senior Builder, Sales Executive and Operations Manager who work in concert to construct and deliver homes consistently and predictably.

     Zaring uses subcontractors for virtually all of its construction operations and selects them and its suppliers based on past performance, reputation, quality, ability to perform and value. Zaring typically attempts to negotiate one-year arrangements with subcontractors and suppliers. Agreements with subcontractors and suppliers typically provide for a fixed price for labor and materials. Such suppliers and subcontractors cannot raise prices to Zaring on any house on which there is a contract of sale. Many of Zaring's subcontractors have worked with Zaring for more than 10 years. Zaring recognizes that its subcontractors and suppliers are an integral part of its success and honors those who excel in their performance by designating them as "Master Contractors" at an annual awards luncheon.

     Zaring does not have major investments in capital equipment, building supply inventories or component manufacturing facilities, rather subcontractors and suppliers are utilized as part of a "just-in-time" inventory control system. The use of subcontractors minimizes Zaring's payroll and increases its flexibility in responding to changes in the demand for housing. Zaring utilizes a fast-track scheduling system which generally enables it to complete its homes in less than 84 days from the date a building permit is issued. A Market Home normally can be completed within 45 days after a contract is signed.

     Zaring utilizes building components, such as wall panels, roof trusses, pre-hung doors and manufactured kitchen cabinets and stair rails, to control quality and reduce on-site labor. In addition to increasing construction efficiencies, the use of such components reduces Zaring's vulnerability to weather delays, substantially reduces waste and theft, and allows Zaring to better control material and labor costs.

     The principal raw materials used in the construction of Zaring's homes are brick, wood, concrete and other building materials, as well as plumbing and electrical supplies. All of these materials are generally available from a variety of sources, but are subject to periodic price fluctuations. Zaring has attempted to reduce its exposure to such volatility through the use of engineered lumber products and pre-assembled building components purchased from third parties. To increase purchasing efficiency, Zaring utilizes standardized building materials and products in its homes. Due to Zaring's policy of carefully selecting its materials, suppliers and subcontractors, it has not experienced significant construction delays due to the unavailability of materials or subcontractors.

     Zaring builds homes on a year-round basis, with minimal seasonal impact on its construction operations.

  CUSTOMER SERVICE AND QUALITY CONTROL

     Zaring believes that its commitment to quality construction and customer service, as evidenced by its follow-up inspection and warranty program, enhances its competitive position. Zaring grants a one-year limited warranty on materials and workmanship and passes on to its customers all warranties provided by manufacturers or suppliers of components installed in each home. Zaring's warranty expense approximated $1.5 million, $1.9 million and $1.4 million, in 1998, 1997 and 1996, respectively. Zaring offers a Customer Care program which includes two inspections of the home by the home buyer and a member of the Quality Team which supervised construction of the home. The first inspection is conducted shortly before closing, and the other occurs approximately nine months after occupancy. The Customer Care Team has authority to make repairs under the warranty program to meet Zaring standards.

  LAND ACQUISITION AND DEVELOPMENT

     Zaring typically buys unimproved land, which has been approved for immediate development into finished lots. Zaring does not buy land for speculation but only acquires real estate consistent with its planned building operations.

     Zaring has in the past also utilized joint ventures with both affiliated and non-affiliated parties to develop land and anticipates that any future land development joint ventures will be with non-affiliated parties. Lots occasionally are sold to other builders by Zaring and the joint ventures in which it participates. Zaring also builds in subdivisions developed by affiliates and third parties. Zaring generally seeks to build on parcels of 30 or more lots, whether those parcels are developed by it, affiliates or third parties.

     In considering the suitability of unimproved land for development, Zaring reviews such factors as proximity to existing developed areas, population growth patterns, availability of existing community services, employment growth rates, the anticipated absorption rates for new housing, transportation availability, and the estimated costs of development. Development activities include obtaining any necessary zoning, environmental and other regulatory approvals and constructing roads, sewers, drainage systems, amenities and other improvements. In general, Zaring has been able to obtain the government approvals required for the development of land and the construction of homes on a timely basis, in part due to its reputation for adding value to an area through the construction of high-quality, attractive neighborhoods.

     Zaring generally purchases unimproved land pursuant to contingent purchase contracts, making only a nominal refundable deposit on the property. Closing of the land purchase is contingent upon, among other things, Zaring's successful completion of its own economic, geologic, environmental, engineering and other feasibility studies and Zaring's ability to obtain all requisite approvals from government agencies to develop the land.

     In the aggregate, at December 31, 1998 Zaring Homes owned, had the ability to develop or purchase, or had under contract, 4,040 lots. At December 31, 1998, Zaring owned approximately 807 lots and undeveloped land, including land owned by Land LLC, which will be developed into approximately 588 lots. Zaring also had under contract, subject to the satisfaction of Zaring's purchase contingencies and exercising of option agreements, 1,401 lots and undeveloped land which, if purchased, would be developed into approximately 1,244 lots. Of the 1,401 lots under contract, Zaring is committed to 447 lots.

  CUSTOMER FINANCING

     Zaring does not finance the purchase of homes in its communities and does not contemplate doing so. Virtually all of Zaring's customers utilize first mortgage financing obtained from independent third parties, which typically require down payments of 20%. Zaring attempts to assist its customers in arranging traditional mortgage financing with third-party lenders through Blue Chip. In 1998, Blue Chip assisted approximately 53% of Zaring's customers in obtaining mortgages.

  COMPETITION

     The homebuilding business is highly competitive. Zaring competes in each of its local market areas with numerous national, regional, and local homebuilders, some of which have greater financial and other resources than Zaring. Zaring competes primarily on the basis of location, quality, reputation, service, design and price. At this time, Zaring views the home resale market, rather than other builders of new homes, as its principal competition in all of its geographic markets and attempts to meet the competition from the home resale market by offering benefits which that market cannot provide, notably the latest design features, the flexibility to select interior and exterior finishes and a new home warranty. In addition, Zaring competes with other homebuilders in the acquisition of undeveloped property for lot development.

HEARTHSIDE (ENTRY LEVEL HOMES)

     The Company, through its subsidiary Hearthside, purchases lots and designs, constructs and sells entry level single family detached homes in the Indianapolis, Indiana area. Based upon the growing market demand for entry level homes, the Company aggressively deployed the Hearthside product into two new metropolitan areas during 1998: Louisville, Kentucky, and Nashville, Tennessee. The Company anticipates that the Hearthside product will be introduced in Cincinnati, Ohio during the early part of 1999. Hearthside offers a variety of architectural styles and models emphasizing classic exterior elevations, innovative interior design and quality construction with attention to detail. Hearthside stresses on-time, on-budget construction.

     As discussed previously, Hearthside's operating philosophy will be to leverage off the existing Zaring corporate operations in each market to efficiently roll out their product.

     Hearthside markets to the "entry-level" buyer, composed of individuals who have not previously owned a principal residence. In executing this strategy, Hearthside builds homes that range in size from 900 to 2,200 square feet at prices that range from approximately $90,000 to $150,000.

  MARKETS

     INDIANAPOLIS

     Hearthside operates in three of nine counties in the Indianapolis metropolitan statistical area, offering homes that range in price from $90,000 to $140,000 in eight communities. The product line encompasses homes ranging from 900 to 2,200 square feet.

     LOUISVILLE

     Hearthside operates in two of the seven counties in the Louisville metropolitan statistical area. Hearthside markets homes ranging in size from 900 to 1,700 square feet and in price from $90,000 to $146,000 in four communities.

     NASHVILLE

     Hearthside operates in three of eight counties in the Nashville metropolitan statistical area, offering homes that range in price from $120,000 to $150,000 in five communities. The product line encompasses homes ranging from 900 to 1,700 square feet.

  PRODUCTS

     Hearthside homes are normally purchased for occupancy as primary residences and are built in a variety of models. The base price of each of the homes includes standard features such as insulated glass windows, equipped kitchens and landscaping. Additionally, Hearthside provides a complete list of pre-priced options. Such options permit a buyer to personalize the home and should result in incremental profits to Hearthside.

     Hearthside develops new designs to replace existing ones as part of its continuing efforts to assure that its homes are responsive to assessment of market trends and requirements. For new designs, Hearthside engages unaffiliated architectural firms supervised by an in-house architectural group. During the design phase, all plans are reviewed at a number of levels within and outside Hearthside. This review attempts to ensure that the plan meets the needs of the target market and is engineered for the most effective production techniques and the most economical usage of materials.

     Upon approval of a new home design, a prototype is constructed and evaluated. During construction, all of those involved in planning, as well as sales personnel, tour the home to analyze its design in light of their particular area of expertise. Hearthside also shows the prototype to potential customers and actively seeks customer input.

  MARKETING AND SALES

     Hearthside homes are sold primarily through its own staff of Sales Managers who are compensated on a commission basis. Hearthside's marketing efforts emphasize furnished model homes. All furnished models are open seven days a week, and are staffed by Sales Managers who consult with the prospective customer regarding floor plans, elevations and available options. At December 31, 1998, Hearthside maintained 10 furnished model homes. Hearthside also cooperates with outside real estate agents to whom it pays commissions at market rates. Other marketing tools include the Multiple Listing Service, local newspaper advertisements, promotions, and newsletters to realtors, entrance signs and illustrated brochures, all of which utilize the "Hearthside Homes" name.

     Sales of Hearthside homes are made pursuant to standard sales contracts. These contracts generally require a customer to make a deposit of approximately 1% to 20% of the sales price at the time of execution of the sales contract, depending on local competitive conditions and mortgage financing requirements. Contracts are generally subject to certain contingencies including the availability of mortgage financing to the purchaser. Contracts for the sale of homes are at fixed prices. Prices at which homes are offered normally increase from time to time, reflecting, in part, increased costs. The prices of homes vary with location as well as style, and standard and optional amenities.

     The majority of Hearthside homes are completed after a sales contract has been signed, but Hearthside frequently commences construction of Market Homes. This practice limits funds committed to construction of the house, but at the same time permits rapid completion of the interior of the home to a purchaser's specifications upon execution of a sales contract. Hearthside has Market Homes in each community, in order to offer a range of homes to prospective buyers and to be able to complete a house for occupancy in approximately the same length of time as required for a loan closing in the resale market. Some sales are of completed homes, including model homes no longer needed for Hearthside's marketing efforts. At December 31, 1998, Hearthside had 37 Market Homes at various stages of completion. Market Homes are not reflected in Hearthside's backlog until placed under a purchase contract by a third-party purchaser.

  BACKLOG AND INVENTORY

     Hearthside's backlog consists of homes for which Hearthside has entered into a sales contract, but which it has not yet delivered. As of December 31, 1998, Hearthside had a backlog of 52 entry level units under contract, with a sales value of $6.5 million; substantially all of which will be completed within 84 days. Construction of homes in backlog is financed using cash flow from operations and not through construction loans.

  CONSTRUCTION

     Construction methods are similar to those employed by Zaring using even-flow technologies with a 60 day production cycle (see Zaring Homes).

     During 1998, Hearthside marketed a modular housing product which was produced and developed through a strategic alliance with All American Homes, Inc., a modular housing manufacturer subsidiary of Coachmen Industries, Inc. All American Homes, Inc. will manufacture a proprietary product line of entry level one and two story modular homes for Hearthside's single family communities in all markets for which Hearthside operates.

  CUSTOMER SERVICE AND QUALITY CONTROL

     This operation is conducted similar to Zaring Homes (see Zaring Homes).

  LAND ACQUISITION AND DEVELOPMENT

     This operation is conducted through the Zaring Homes Land Acquisition and Development division (see Zaring Homes).

     At December 31, 1998, Hearthside owned approximately 101 lots. Hearthside also had under contract, subject to the satisfaction of Hearthside's purchase contingencies and exercising of option agreements, 927 lots, of which Hearthside is committed to 153 lots.

  CUSTOMER FINANCING

     Hearthside does not finance the purchase of homes in its communities and does not contemplate doing so. Virtually all of Hearthside's customers utilize FHA first mortgage financing, which typically requires down payments of up to 20%.

     Hearthside attempts to assist its customers in arranging FHA mortgage financing with third-party lenders through Hearthside Mortgage. In 1998, Hearthside Mortgage assisted substantially all of Hearthside's customers in obtaining mortgages. Revenues from the operations of Hearthside Mortgage are not material to Hearthside.

  COMPETITION

     The competition factors are similar to those of Zaring Homes (see Zaring Homes). In addition, Hearthside competes for customers from rental property, manufactured housing, other builders and the re-sale market.

HOMEMAX (RETAIL DISTRIBUTION MANUFACTURED HOMES)

     The Company, through its subsidiary, HomeMax, is engaged in the retail distribution, installation and servicing of manufactured homes under the name "HomeMax." HomeMax opened its first Super Model Home Village in Wake Forest, North Carolina in December 1997. This Super Model Home Village, a concept unique to HomeMax, features a 2,700 square foot Welcome Center and more than 15 decorated, furnished models displayed in a landscaped environment to create a neighborhood concept.

  MARKETS

     HomeMax currently operates twelve retail sales centers. During 1997, HomeMax acquired three sales centers and opened its first Company designed and constructed Super Model Home Village. As of December 31, 1998, Homemax operated nine Super Model Home Villages in North Carolina, two in South Carolina and one in Kentucky.

  PRODUCTS

     HomeMax's manufactured homes are principally manufactured by Champion Enterprises, Inc. (Champion). Champion supplies an exclusive branded product line of single and multi-section manufactured homes to be marketed under the "HomeMax" name. The manufactured homes are purchased for occupancy as primary residences.

     These proprietary HomeMax designs include a variety of models ranging in price from $20,000 to $75,000 and in size from 900 to 2,200 square feet. The base price of each unit includes many standard features such as wood cabinet doors, vinyl siding, shingled roof and equipped kitchens. Additionally, HomeMax provides a complete list of pre-priced options ranging from additional electrical outlets to brick exteriors, free standing garages or decks. Such options permit the buyer to personalize their manufactured home and should result in incremental profits.

  MARKETING AND SALES

     HomeMax markets its manufactured homes to a variety of customers including first time buyers and "empty nesters", emphasizing quality, options and customer satisfaction. HomeMax's manufactured homes are sold through its own staff of trained home consultants who are compensated through a base salary and a per home sale bonus. HomeMax's marketing efforts, through the Super Model Home Village concept, emphasize finished model home units. The finished models at all sales centers are open seven days a week, and are staffed by home consultants, who consult with prospective customers regarding floor plans and available options. At December 31, 1998 HomeMax maintained finished model homes in all twelve Villages. Other marketing tools include local newspaper, radio and television advertisements, promotion, entrance signs and illustrated brochures all of which utilize the HomeMax name and trademark. HomeMax's strategy is to display model merchandising and retailing concepts in line with super retailers.

     Sales of the HomeMax's manufactured homes are pursuant to standard sales contracts. The contracts generally require that a customer make a deposit of up to 20% of the sale price at the time of the execution of the sales contract, depending upon the local competitive conditions and available financing. Contracts are generally subject to certain contingencies including the availability of financing to the purchaser. Contracts for the sale of homes are at fixed prices. Prices at which homes are offered normally increase from time to time reflecting the cost of manufacturing the home and its options. HomeMax attempts to assist its customers in arranging financing with third-party lenders.

  BACKLOG AND INVENTORY

     HomeMax's backlog consists of homes for which HomeMax has entered into a sales contract, but which it has not yet delivered. As of December 31, 1998, HomeMax had a backlog of 167 units under contract, with a sales value of $10.9 million, which could be completed within 100 days. Installation of homes in backlog is financed using cash flow from operations and not through construction loans.

  LAND ACQUISITION AND DEVELOPMENT

     Currently, HomeMax purchases a minor number of lots in existing communities.

  CUSTOMER FINANCING

     HomeMax does not finance the purchase of homes in its communities and does not contemplate doing so. Virtually all of HomeMax's customers utilize financing obtained from independent third parties, which typically requires down payments of up to 20%.

  COMPETITION

     The retail manufactured home business is highly competitive. HomeMax competes in its current market areas with numerous national, regional, and local retailers, some of which have greater financial and other resources than HomeMax. HomeMax competes primarily on the basis of quality, service, design, price and the ability to personalize the manufactured homes.

  JOINT VENTURE AGREEMENT WITH AMERICAN HOMESTAR CORPORATION

     In February 1999, the Company executed a securities purchase agreement with American Homestar in which American Homestar will acquire, after assignment of certain obligations to Zaring and other preclosing activities, 25% of the outstanding common stock of HomeMax from Zaring National Corporation for approximately $4.4 million and will provide a subordinated loan to HomeMax for approximately $4.0 million. The subordinated loan is convertible into an additional 25% of HomeMax common stock. In addition, Zaring National Corporation has an option to sell and American Homestar has the option to buy the remaining 50% of HomeMax within three years at a defined price. Upon closing, scheduled for March 1999, American Homestar will manage and direct the operations of HomeMax.

  ASSET IMPAIRMENT

     In 1997 and through the third quarter of 1998, the losses of HomeMax, although expected, continued to negatively impact the consolidated results of the Company. In response to the actual and anticipated prospective losses, management and the Board of Directors initiated efforts to consider alternatives to the pre-existing growth strategies, including the pursuit of joint venture opportunities with other retailers, alternative operating strategies or an outright sale of the entity. In conjunction with these reviews and pursuant to Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company determined the undiscounted estimated future cash flows of HomeMax were less than the associated long-lived assets. Accordingly, the Company adjusted the carrying values of the long-lived assets of HomeMax, including goodwill, other intangibles and sales villages, to their estimated fair market value through the recognition of a provision for asset impairment of $5.7 million. The estimated fair market value of the assets was based on anticipated future cash flows discounted at a rate commensurate with the risks, as well as reviews of comparable residual asset values.

MAJORITY SHAREHOLDER LLC'S

     In June 1998, in an effort to provide additional liquidity and financing to the Company, the Chairman executed agreements to fund $20.0 million of new long-term capital to the Company and its subsidiaries through two new entities controlled by him: leasing LLC and Land LLC.

     Leasing LLC purchased and subsequently leased-back $11.0 million of model homes from Zaring Homes. Leasing LLC is leasing the model homes to Zaring on a triple net basis, wherein Zaring is responsible for taxes, insurance, maintenance and homeowner fees, if applicable. Under the terms of the agreement, Zaring Homes pays rent equal to the sales price of the model home times the greater of the prime interest rate or LIBOR plus 1.5%. To finance the purchase of the model homes, on June 30, 1998, Leasing LLC entered into a loan agreement with a bank whereby an amount of up to $10.0 million was available to be borrowed until December 31, 1998. As of December 31, 1998, the loan had an outstanding balance of $8.2 million and bears interest at LIBOR plus 1.75%. The loan is guaranteed by the Chairman and is collateralized by first mortgage liens on the model homes.

     In addition, Land LLC, purchased $4.3 million in undeveloped land inventory from Zaring Homes and $1.5 million of undeveloped land from unrelated third parties. Land LLC executed a three year land option contract with Zaring Homes to repurchase the land. The contract requires Zaring to make monthly land option contract payments equal to Land LLC's cost of carry (interest, real estate taxes, sewer and water). Zaring Homes' purchase price of the land will equal Land LLC's original cost plus 15%. To secure its performance of the option contract, Zaring Homes provided an irrevocable letter of credit in the amount of $1.5 million in favor of Land LLC. To finance the purchase of the land, Land LLC entered into a loan agreement with a bank whereby an amount of up to $10.0 million in borrowings is available until March 31, 1999. As of December 31, 1998, the loan had an outstanding balance of $5.7 million and bears interest at LIBOR plus 2.25%. The loan is guaranteed by the Chairman and his sons and is collateralized by first mortgage liens on the land inventory.

FINANCIAL SERVICES

     The Company's Blue Chip and Hearthside Mortgage subsidiaries provide mortgage services to the customers of Zaring Homes and Hearthside. Blue Chip and Hearthside originate, process and sell mortgages to third party investors. Neither Blue Chip nor Hearthside Mortgage retain or service the mortgages they originate, rather the mortgages and related servicing rights are sold to investors.

  EMPLOYEES

     At December 31, 1998, the Company had 464 full-time employees. Although none of the Company's employees are covered by collective bargaining agreements, many of the subcontractors and suppliers which the Company engages are represented by labor unions or are subject to collective bargaining arrangements. The Company believes that it's relations with its employees, sub-contractors and suppliers are good.

ITEM 2.  PROPERTIES

     The Company's corporate and Cincinnati offices are located at 11300 Cornell Park Drive, Cincinnati, Ohio 45242. These offices occupy approximately 22,229 square feet under a lease that expires in December 2006. Other locations at which the Company operates are:

Zaring Homes, Inc.                               Blue Chip Mortgage Company, LLC
Cincinnati, Ohio (Design Center)                 Cincinnati, Ohio
5885 Pfeiffer Road                               5889 Pfeiffer Road
Cincinnati, Ohio 45242                           Cincinnati, Ohio 45242
Size: 7,512 sq. ft.                              Size: 1,649 sq. ft.
Lease Expiration Date: November 2001             Lease Expiration Date: November 2001

Zaring Homes, Inc.                               Zaring Homes, Inc.
Nashville, Tennessee                             Charlotte, North Carolina
1604 Westgate Circle                             1043 East Morehead Street, Suite 200
Brentwood, Tennessee 37027                       Charlotte, North Carolina 28204
Size 15,165 sq. ft.                              Size: 3,272 sq. ft.
Lease Expiration Date: September 2012            Lease Expiration Date: June 2001

Zaring Homes, Inc.                               Zaring Homes Kentucky, LLC
Raleigh, North Carolina                          Louisville, Kentucky
4700 Homewood Court, Suite 115                   303 Hurstbourne Parkway, Suite 100
Raleigh, North Carolina 27609                    Louisville, Kentucky 40222
Size: 3,878 sq. ft.                              Size: 4,054 sq. ft.
Lease Expiration Date: December 1998             Lease Expiration Date: June 1999

Blue Chip Mortgage Company, LLC                  Zaring Homes of Indiana, LLC
Raleigh, North Carolina                          Indianapolis, Indiana
4700 Homewood Court, Suite 320A                  2629 Water Front Parkway East Drive, Suite 301
Raleigh, North Carolina 27609                    Indianapolis, Indiana 46214
Size: 556 sq. ft.                                Size: 5,878 sq. ft.
Lease Expiration Date: May 2001                  Lease Expiration Date: November 1999


HomeMax, Inc.
Raleigh, North Carolina
One North Commerce Center
3691 Trust Drive
Raleigh, North Carolina 27604
Size: 7,296 sq. ft.
Lease Expiration Date: July 2002

     In addition to the office facilities, the Company maintains operating lease commitments for land under eight HomeMax Sales Centers which range from one to ten years and expire at various times from November, 1999 to September 2008. As of December 31, 1998, the total commitment for the land operating leases in the aggregate amount to $3.3 million, payable over a ten year period.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common shares (the Shares) have been approved for listing and are currently traded on the National Association of Securities Dealers, Inc. (NASDAQ) market under the symbol "ZHOM." On March 5, 1999,the last reported sales price of the Shares on the NASDAQ was $9-1/8. The following table shows the high and low sales prices for the Shares on the NASDAQ for the 1998 and 1997 quarterly periods indicated with respect to each of such periods.

                                                              HIGH    LOW
                                                              ----    ---
Year ended December 31, 1998
  Fourth Quarter............................................    9-1/4  5-1/4
  Third Quarter.............................................    9-1/2  7
  Second Quarter............................................   11-3/4  8-3/4
  First Quarter.............................................   10-5/8  8-1/2
Year ended December 31, 1997
  Fourth Quarter............................................   10-1/2  7-1/4
  Third Quarter.............................................   10-1/2  9-1/8
  Second Quarter............................................   10-3/4  9-5/16
  First Quarter.............................................   12      9-3/4

     As of March 5, 1999, there were approximately 999 shareholders of record, and the Company estimates that, as of that date, there were an additional 780 beneficial shareholders in "street" name. The Company did not declare any dividends on its shares since the completion of its initial public offering.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth Selected Financial Data for the Company. This information should be read in conjunction with the financial statements of the Company and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

BALANCE SHEET DATA

                                              1998        1997       1996       1995       1994
                                            --------    --------    -------    -------    -------
Total Assets..............................  $162,356    $132,143    $94,697    $85,438    $84,693
Notes Payable.............................  $ 93,028    $ 64,066    $34,245    $29,561    $35,365
Total Liabilities and Minority Interest...  $119,573    $ 81,413    $46,016    $41,127    $44,663
Shareholders' Equity......................  $ 42,783    $ 50,730    $48,681    $44,311    $40,030

STATEMENT OF OPERATIONS DATA

                                                         YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------------
                                           1998        1997        1996        1995        1994
                                         --------    --------    --------    --------    --------
Net Revenues(1)........................  $268,198    $223,957    $174,793    $127,084    $101,611
Cost Of Sales..........................   222,175     187,912     143,039     101,172      79,959
Interest...............................     5,940       3,031       2,359       2,548       1,495
Asset Impairment.......................     5,674          --          --          --          --
Selling, General and Administrative
  Expenses.............................    44,986      29,738      21,732      16,496      13,950
                                         --------    --------    --------    --------    --------
Operating Income (Loss)................   (10,577)      3,276       7,663       6,868       6,207
Other Income...........................       294          17         162         113         393
                                         --------    --------    --------    --------    --------
Income (Loss) Before Minority Interest
  and Taxes............................   (10,283)      3,293       7,825       6,981       6,600
Minority Interest......................      (141)         76          --          --          --
                                         --------    --------    --------    --------    --------
Income (Loss) Before Taxes.............   (10,424)      3,369       7,825       6,981       6,600
Provision (Benefit) For Income Taxes...    (4,058)      1,317       2,998       2,701       2,651
                                         --------    --------    --------    --------    --------
Net Income (Loss)......................  $ (6,366)   $  2,052    $  4,827    $  4,280    $  3,949
                                         ========    ========    ========    ========    ========
Earnings (Loss) Per Share..............  $  (1.34)   $   0.43    $   1.01    $   0.88    $   0.80
                                         ========    ========    ========    ========    ========
Weighted Average Shares Outstanding....     4,737       4,781       4,779       4,850       4,933

                            SELECTED OPERATING DATA
                             (DOLLARS IN THOUSANDS)

                                                           YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------
                                               1998       1997       1996       1995       1994
                                              -------    -------    -------    -------    -------
LUXURY SITE-BUILT HOMES
Operating Data (Units):
  New Orders(2).............................      938        856        800        676        468
  Closings(1)...............................      922        879        754        583        465
  Backlog(3)................................      256        240        263        217        124
Average Revenue Per Closing.................  $   259    $   241    $   228    $   215    $   214
Sales Value Of Backlog......................  $71,996    $60,779    $64,193    $47,033    $24,566
ENTRY LEVEL HOMES
Operating Data (Units):
  New Orders(2).............................      118         19         --         --         --
  Closings(1)...............................       90         13         --         --         --
  Backlog(3)(4).............................       52         24         --         --         --
Average Revenue Per Closing.................  $   126    $   127         --         --         --
Sales Value Of Backlog......................  $ 6,509    $ 3,060         --         --         --
RETAIL DISTRIBUTION MANUFACTURED HOMES
Operating Data (Units):
  New Orders(2).............................      366        180         --         --         --
  Closings(1)...............................      239        208         --         --         --
  Backlog(3)(5).............................      167         40         --         --         --
Average Revenue Per Closing.................  $    52    $    41         --         --         --
Sales Value Of Backlog......................  $10,889    $ 2,365         --         --         --

                       SELECTED QUARTERLY FINANCIAL DATA
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                      THREE MONTHS ENDED
                                                        ----------------------------------------------
                                                        DEC. 31,    SEPT. 30,    JUNE 30,    MARCH 31,
                                                          1998        1998         1998        1998
                                                        --------    ---------    --------    ---------
INCOME STATEMENT DATA:
Net Revenues(1).......................................  $69,898      $74,853     $70,435      $53,012
Cost Of Sales.........................................   57,944       61,014      58,136       45,081
Interest..............................................    1,885        1,468       1,594          993
Asset Impairment......................................    5,674           --          --           --
Selling, General and Administrative Expenses..........   13,387       11,514      11,082        9,003
                                                        -------      -------     -------      -------
Operating Income (Loss)...............................   (8,992)         857        (377)      (2,065)
Other Income..........................................       49           27         137           81
                                                        -------      -------     -------      -------
Income (Loss) Before Minority Interest and Taxes......   (8,943)         884        (240)      (1,984)
Minority Interest.....................................     (303)         (21)        102           81
                                                        -------      -------     -------      -------
Income (Loss) Before Taxes............................   (9,246)         863        (138)      (1,903)
Provision (Benefit) For Income Taxes..................   (3,470)         300         (97)        (791)
                                                        -------      -------     -------      -------
Net Income (Loss).....................................  $(5,776)     $   563     $   (41)     $(1,112)
                                                        =======      =======     =======      =======
Earnings (Loss) Per Share.............................  $ (1.24)     $  0.12     $ (0.01)     $ (0.23)
                                                        =======      =======     =======      =======
Weighted Average Shares Outstanding...................    4,655        4,752       4,765        4,776

                                                                      THREE MONTHS ENDED
                                                        ----------------------------------------------
                                                        DEC. 31,    SEPT. 30,    JUNE 30,    MARCH 31,
                                                          1997        1997         1997        1997
                                                        --------    ---------    --------    ---------
INCOME STATEMENT DATA:
Net Revenues(1).......................................  $67,992      $57,979     $53,873      $44,113
Cost Of Sales.........................................   58,189       48,329      45,059       36,335
Interest..............................................      645        1,045         587          754
Selling, General and Administrative Expenses..........    9,832        7,143       6,471        6,292
                                                        -------      -------     -------      -------
Operating Income (Loss)...............................     (674)       1,462       1,756          732
Other Income (Expense)................................       (6)         (18)        (29)          70
                                                        -------      -------     -------      -------
Income (Loss) Before Minority Interest and Taxes......     (680)       1,444       1,727          802
Minority Interest.....................................       76           --          --           --
                                                        -------      -------     -------      -------
Income (Loss) Before Taxes............................     (604)       1,444       1,727          802
Provision (Benefit) For Income Taxes..................     (258)         558         695          322
                                                        -------      -------     -------      -------
Net Income (Loss).....................................  $  (346)     $   886     $ 1,032      $   480
                                                        =======      =======     =======      =======
Earnings (Loss) Per Share.............................  $ (0.07)     $  0.18     $  0.22      $  0.10
                                                        =======      =======     =======      =======
Weighted Average Shares Outstanding...................    4,781        4,781       4,781        4,781

                        SELECTED OPERATING DATA (UNITS)

                                                                        THREE MONTHS ENDED
                                                          ----------------------------------------------
                                                          DEC. 31,    SEPT. 30,    JUNE 30,    MARCH 31,
                                                            1998        1998         1998        1998
                                                          --------    ---------    --------    ---------
LUXURY SITE-BUILT HOMES
New Orders(2)...........................................    217          194         191          336
Closings(1).............................................    210          250         262          200
Backlog(3)..............................................    256          249         305          376

ENTRY LEVEL HOMES
New Orders(2)...........................................     35           33          11           39
Closings(1).............................................     35           24          12           19
Backlog(3)..............................................     52           52          43           44

RETAIL DISTRIBUTION MANUFACTURED HOMES
New Orders(2)...........................................     76          127          90           73
Closings(1).............................................     97           82          41           19
Backlog(3)..............................................    167          188         143           94

                                                                        THREE MONTHS ENDED
                                                          ----------------------------------------------
                                                          DEC. 31,    SEPT. 30,    JUNE 30,    MARCH 31,
                                                            1997        1997         1997        1997
                                                          --------    ---------    --------    ---------
LUXURY SITE-BUILT HOMES
New Orders(2)...........................................    184          231         243          198
Closings(1).............................................    263          226         212          178
Backlog(3)..............................................    240          319         314          283

ENTRY LEVEL HOMES
New Orders(2)...........................................     19           --          --           --
Closings(1).............................................     13           --          --           --
Backlog(3)(4)...........................................     24           --          --           --

RETAIL DISTRIBUTION MANUFACTURED HOMES
New Orders(2)...........................................     59           60          40           21
Closings(1).............................................     72           61          37           38
Backlog(3)(5)...........................................     40           53          42           11

---------------
(1) Revenue from a sale is recognized upon the closing of the sale.

(2) New orders represent total new home orders received during the period, net of cancellations.

(3) Backlog includes new orders that have not yet closed.

(4) As of December 31, 1997, 18 contracts with a sales value of $2.2 million were acquired through acquisition.

(5) As of December 31, 1997, 68 contracts with a sales value of $4.2 million were acquired through acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the audited consolidated financial statements of Zaring National Corporation including the respective notes thereto, all of which are included in this Form 10-K.

  OVERVIEW

     The Company's business and the homebuilding industry are subject to changes in national and local economic conditions, as well as other factors, including employment levels, availability of financing, interest rates, consumer confidence and housing demand. The Company's results of operations for the periods presented include luxury site-built homes, entry level homes, retail distribution manufactured homes and reflect the cyclical nature of the housing industry. Through two of its subsidiaries, the Company also provides mortgage services to its customers.

     The Company reported consolidated net revenues of $268.2 million for the year ending December 31, 1998 compared to $224.0 million in 1997, an increase of $44.2 million or 19.7%. Net loss for 1998 was $(6.4) million or $(1.34) per share, compared to net income of $2.1 million or $0.43 per share in 1997.

     The Company reported consolidated net revenues of $224.0 million for the year ending December 31, 1997 compared to $174.8 million in 1996, an increase of $49.2 million or 28.1%. Net income for 1997 was $2.1 million or $.43 per share, compared to $4.8 million or $1.01 per share in 1996.

     Sales of the Company's homes generally are made pursuant to a standard sales contract, which requires a down payment of approximately 2% to 20% of the sales price. The standard sales contract typically includes a financing contingency that permits the purchaser to cancel if mortgage financing is unattainable within a specified period, usually less than six weeks. The contract may also include other contingencies such as the sale of an existing house.

     Although the Company believes that substantially all backlogs at December 31, 1998 will be completed and closed during 1999, there can be no assurance that such closings will occur. The Company experienced cancellations of its contracts at a rate of 35.1% and 19.9% during 1998 and 1997, respectively, compared to 23.4% in 1996 and 17.8% in 1995. During 1998, HomeMax experienced a cancellation rate of 58.2% contributing to the overall Company cancellation rate increase. Excluding HomeMax, the Company's cancellation rate was 19.9% during 1998. Cancellations fluctuate among other factors as a result of buyer's expectations of mortgage interest rates and their ability to obtain the appropriate amount of financing. Trends in the Company's backlog are subject to change from period to period based upon economic conditions including consumer confidence levels, interest rates, and the availability of mortgages.

     Management has organized the Company by the types of products offered. The following tables set forth for the years indicated financial information regarding the Company's segments:

                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1998        1997        1996
                                                        --------    --------    --------
ZARING HOMES
Luxury Site-Built Homes
  Revenues............................................  $241,599    $214,042    $174,793
  Cost of sales.......................................   199,867     179,568     143,039
  Interest............................................     7,152       5,563       5,930
  Selling, general and administrative.................    28,256      24,346      20,463
                                                        --------    --------    --------
  Operating income....................................     6,324       4,565       5,361
  Other income........................................       198          15         162
                                                        --------    --------    --------
  Pretax Luxury Site-Built Income.....................     6,522       4,580       5,523

                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1998        1997        1996
                                                        --------    --------    --------
HEARTHSIDE
Entry Level Homes
  Revenues............................................    11,569       1,706          --
  Cost of sales.......................................     9,697       1,424          --
  Interest............................................       401          21          --
  Selling, general and administrative.................     1,882         209          --
                                                        --------    --------    --------
  Operating income (loss).............................      (411)         52          --
  Other income (expense)..............................       (16)          2          --
                                                        --------    --------    --------
  Pretax Entry Level Income (Loss)....................      (427)         54
FINANCIAL SERVICES
  Revenues............................................       311          --          --
  Expenses............................................       253          --          --
                                                        --------    --------    --------
  Pretax Financial Services Income....................        58          --          --
HOMEMAX
Retail Distribution Manufactured Homes
  Revenues............................................    12,411       8,209          --
  Cost of sales.......................................    10,724       6,920          --
  Interest............................................     1,807         312          --
  Asset impairment....................................     5,674          --          --
  Selling, general and administrative.................    11,704       3,370          --
                                                        --------    --------    --------
  Operating loss......................................   (17,498)     (2,393)         --
  Other income (expense)..............................        (5)         48          --
  Minority interest...................................       263          --          --
                                                        --------    --------    --------
  Pretax Retail Distribution Loss.....................   (17,240)     (2,345)
MAJORITY SHAREHOLDER LLC'S
  Revenues............................................     2,308          --          --
  Cost of sales.......................................     1,887          --          --
  Interest............................................       465          --          --
  Selling, general and administrative.................       112          --          --
                                                        --------    --------    --------
  Operating loss......................................      (156)         --          --
  Other income........................................       560          --          --
  Minority interest...................................      (404)         --          --
                                                        --------    --------    --------
                                                              --          --          --
CORPORATE
  Interest income from subsidiaries, net..............     3,791       2,866       3,571
  General and administrative..........................    (3,128)     (1,786)     (1,269)
                                                        --------    --------    --------
     Income (loss) before taxes.......................   (10,424)      3,369       7,825
     Provision (credit) for income taxes..............    (4,058)      1,317       2,998
                                                        --------    --------    --------
          Net income (loss)...........................  $ (6,366)   $  2,052    $  4,827
                                                        ========    ========    ========

     Other pertinent information regarding the Company's segment operations are as follows:

                              ZARING                                  HOMEMAX
                              HOMES                                   RETAIL
                              LUXURY     HEARTHSIDE                DISTRIBUTION     MAJORITY
                            SITE-BUILT   ENTRY LEVEL   FINANCIAL   MANUFACTURED    SHAREHOLDER
                              HOMES         HOMES      SERVICES        HOMES          LLC'S      CORPORATE    TOTAL
                            ----------   -----------   ---------   -------------   -----------   ---------   --------
Segment assets:
  1998....................   $ 91,110      $10,355       $113         $23,152        $14,998      $16,852    $156,580
  1997....................    107,132        3,460         --          12,044             --       14,672     137,308
  1996....................     92,257           --         --              --             --           --      92,257
Depreciation and
  amortization expense:
  1998....................   $  2,480      $   171         --         $ 2,024             --           --    $  4,675
  1997....................      1,984           20         --             134             --           --       2,138
  1996....................      1,189           --         --              --             --           --       1,189
Expenditures for
  long-lived assets
  (excluding
  acquisitions):
  1998....................   $  4,604      $   232         --         $14,064             --           --    $ 18,900
  1997....................      3,518           47         --           5,252             --           --       8,817
  1996....................      2,010           --         --              --             --           --       2,010

Reconciliation of segment assets to total assets:

                                                           1998        1997       1996
                                                         --------    --------    -------
Total segment assets...................................  $156,580    $137,308    $92,257
Elimination of inter-entity investments................    (9,923)     (9,325)        --
Cash and cash equivalents*.............................    15,699       4,160      2,440
                                                         --------    --------    -------
Total assets...........................................  $162,356    $132,143    $94,697
                                                         ========    ========    =======

* Management excludes cash and cash equivalents from assessing a segment's operating performance.

  FISCAL 1998 COMPARED TO FISCAL 1997

     ZARING HOMES (LUXURY SITE-BUILT HOMES)

     Net revenues for the year ended December 31, 1998 as compared to 1997 increased $27.6 million, or 12.9%. Zaring Homes delivered 922 homes in 1998, compared to 879 homes in 1997, a 4.9% increase. The increases in revenues and homes delivered were primarily due to the continued strength of the luxury housing market and 182 closings in the expansion cities of Charlotte and Louisville in 1998, as compared to 77 closings in 1997. In addition, the average selling price of a home increased 9.9% to $267 in 1998 from $243 in 1997.

     Gross profit increased $7.3 million or 21.1% for the year ended December 31, 1998 as compared to the corresponding period in 1997. Gross profit as a percentage of revenues increased 1.2% to 17.3% of revenues in 1998. The increase in gross profit is attributable to, among other factors, the closing of contracts with higher margins, decreased subcontractor and other production costs coupled with strong overall market conditions.

     Interest expense increased $1.6 million for the year ended December 31, 1998, compared to the same period in 1997. As a percentage of revenues interest expense increased 0.4% from 2.6% in 1997 to 3.0% in 1998. This increase is mainly attributable to overall higher debt levels and an increase in the interest rate charged by Corporate to Zaring Homes.

     As a percentage of revenues, selling expenses decreased from 7.0% in 1997 to 6.7% in 1998. Selling expenses for the year ended December 31, 1998 increased $1.3 million as compared to the corresponding period in 1997. This increase was primarily due to increases in volume related expenses such as sales staffing, design center expenses and sales commissions. As a percentage of revenues, general and administrative expenses increased to 5.0% in 1998 from 4.4% in 1997. General and administrative expenses increased $2.6 million or 27.8% in 1998 compared to 1997, due primarily to increased payroll costs, additional office space and related expenses and costs associated with replacement of the core information system. As a percentage of revenues, selling, general and administrative expenses were 11.7% and 11.4% for the years ended December 31, 1998 and 1997, respectively.

     As a result of the foregoing, Zaring Homes reported pretax income of $6.5 million or 2.7% of net revenues for the year ended December 31, 1998, an increase of $1.9 million or 42.4% from the same period in 1997.

     HOMEMAX (RETAIL DISTRIBUTION MANUFACTURED HOMES)

     Net revenues for the year ended December 31, 1998 increased $4.2 million to $12.4 million from $8.2 million for the year ended December 31, 1997. HomeMax closed 239 units in 1998, an increase of 14.9% from the 208 units closed in 1997. The increase between years is due mainly to the fact that 12 sales villages were open as of December 31, 1998 compared to four sales villages open as of December 31, 1997. Sales of the new product have increased, as reflected in the backlog of 167 units as of December 31, 1998, compared to 40 units at December 31, 1997; however, the time from contract to close has lengthened due primarily to the unavailability of land and receipt of customer financing approvals. It is anticipated that two additional villages could be operational by March 31, 1999.

     Gross profit was $1.7 million or 13.6% for the year ended December 31, 1998 as compared to $1.3 million or 15.7% for the same period in 1997, a decrease of 2.1%. The decrease in gross profit percentage is due to increases in unit costs and related production expenses which were not able to be passed on to the consumer.

     Interest expense was $1.8 million and $0.3 million for the years ended December 31, 1998 and 1997, respectively, an increase of $1.5 million. As a percentage of revenues, interest expense increased from 3.8% in 1997 to 14.6% in 1998. This increase is due to the increase in the number of open HomeMax villages from four as of December 31, 1997 to twelve as of December 31, 1998. Each village necessitates a significant investment that includes sales office units, model units and related furnishings. Also contributing to the increase in interest expense is the increase in the number of units in backlog and the financing of the infrastructure expansion for selling and administrative initiatives.

     Selling, general and administrative expenses for HomeMax, including infrastructure costs to leverage the expansion efforts, totaled $11.7 million in 1998, compared to $3.4 million in 1997. At December 31, 1998, HomeMax operated twelve villages versus four villages at December 31, 1997. Selling expenses were $3.0 million or 24.1% of revenues in 1998 compared to $0.9 million or 11.0% of revenues in 1997. This increase is primarily due to start-up marketing and advertising costs. General and administrative expenses were $8.7 million in 1998 as compared to $2.5 million in 1997, an increase of $6.2 million. The increase in general and administrative expenses was a direct result of the above mentioned expansion efforts of the HomeMax operations and noncapitalizable costs associated with the replacement of the core information system.

     In response to the actual and anticipated losses of HomeMax, management initiated efforts to consider alternatives to the pre-existing growth strategies. In conjunction with this, management determined the undiscounted estimated future cash flows of HomeMax were less than the associated long-lived assets. Accordingly, HomeMax adjusted the carrying value of the long-lived assets, including goodwill, other intangibles and sales villages to their estimated fair market value through the recognition of a provision for asset impairment of $5.7 million. The estimated fair market value of the assets was based on anticipated future cash flows discounted at a rate commensurate with the risks, as well as reviews of comparable residual asset values.

     As a result of the foregoing, HomeMax reported a pretax loss of $17.2 million for the year ended December 31, 1998, as compared to a $2.3 million pretax loss for the year ended December 31, 1997.

     As previously discussed, during February 1999, the Company executed a securities purchase agreement with American Homestar in which American Homestar will acquire 25% of the outstanding common stock of HomeMax from the Company and will make a subordinated loan to HomeMax, convertible into an additional 25% of HomeMax common stock. In addition, the Company has the option to sell, and American Homestar has the option to buy, the remaining 50% of HomeMax common stock within three years at a defined price.

     HEARTHSIDE (ENTRY LEVEL HOMES)

     Net revenues for the year ended December 31, 1998 were $11.6 million as compared to net revenues of $1.7 million for the year ended December 31, 1997. As previously stated, 1997 Hearthside results include activity from October 1, 1997 through December 31, 1998. Hearthside delivered 90 and 13 homes in 1998 and 1997, respectively.

     Gross profit was $1.9 million, or 16.2%, and $0.3 million, or 16.5% in 1998 and 1997, respectively. Selling, general and administrative expenses were $1.9 million, or 16.3% of revenues, and $0.2 million, or 12.3% of revenues in 1998 and 1997, respectively, reflecting Hearthside's expansion into the Nashville, Tennessee and Louisville, Kentucky markets. Interest expense was $0.4 million in 1998 and $21,000 during 1997, again reflecting the expansion efforts in 1998.

     As a result of the foregoing, Hearthside reported a pretax loss of $0.4 million for the year ended December 31, 1998 versus a nominal pretax income in 1997.

     FINANCIAL SERVICES

     In October 1998, the Company increased its ownership of Blue Chip from 50% to 100%. Accordingly, the financial results of Blue Chip subsequent to September are consolidated with the Company's activities. Hearthside Mortgage financial results were minor during 1998. The financial services segment reported revenues of $0.3 million for the three months ended December 31, 1998. After deducting $0.2 million in expenses associated with the mortgage company operations, the financial services segment reported pretax income of $0.1 million in 1998.

     MAJORITY SHAREHOLDER LLC'S

     Leasing LLC and Land LLC are reported as "Majority Shareholder LLC's" as both limited liability companies are majority owned by the Chairman of Zaring National Corporation. Leasing LLC closed eight homes during the period ended December 31, 1998 for total revenues of $2.3 million. Interest expense of $0.5 for 1998 represents interest incurred related to model home and undeveloped land holdings. Other income of $0.6 million represents model home rental income of $0.4 million and land option income of $0.2 million for the period ended December 31, 1998. This income was received from Zaring Homes.

     CORPORATE

     Interest income from subsidiaries represents the allocation of interest cost to the subsidiaries. Corporate general and administrative expenses were $3.1 million in 1998 as compared to $1.8 million in 1997. This increase in general and administrative expenses is attributed to the additional support provided to the HomeMax, Hearthside and Majority Shareholder LLC expansion activities as well as the ongoing support necessary for Zaring Homes' growth.

  FISCAL 1997 COMPARED TO FISCAL 1996

     ZARING HOMES (LUXURY SITE-BUILT HOMES)

     Net revenues in 1997 increased by $39.2 million or 22.5% over 1996. The Company delivered 879 homes in 1997 compared to 754 in 1996, a 16.6% increase. This increase is attributable to the strength of the luxury housing market and the first year deliveries of the expansion cities Charlotte and Louisville, which combined to deliver 77 homes in 1997.

     Gross profit increased $2.7 million or 8.5% over 1996. Gross profit as a percentage of revenues declined 2.7% to 16.1% of revenues. The decline in gross profit is in part attributable to, among other factors, increased sub-contractor costs, other production and warranty costs which Zaring was unable to pass on to the consumer, increased lot costs and the general competitive market. Interest expense decreased $0.3 million in 1997. As a percentage of revenues, interest declined 0.8% to 2.6% in 1997 from 3.4% in 1996. This decline is principally related to the reduction in the construction cycle time between the receipt of a new contract and the delivery of the completed home. Selling, general and administrative expenses increased $3.9 million in 1997 or 19.0% compared to 1996. As a percentage of revenues, selling, general and administrative expenses declined 0.3% reflecting increased leverage offset by the expansion into Charlotte and Louisville.

     Zaring Homes reported pretax income of $4.6 million, or 2.1% of revenues in 1997, a decrease of $0.9 million from 1996.

     HOMEMAX (RETAIL DISTRIBUTION MANUFACTURED HOMES)

     HomeMax closed 208 manufactured homes in 1997 with total revenues of $8.2 million. The gross profit percentage for the twelve months ended December 31, 1997 was 15.7%.

     Selling, general and administrative expenses for HomeMax, including infrastructure costs to leverage continued expansion efforts, totaled $3.4 million for 1997. During 1997, HomeMax acquired the assets of three manufactured housing retailers and, in the fourth quarter of 1997, opened its first Super Model Village. As a result, selling, general and administrative expenses were 41.1% of revenues. Selling expenses were $0.9 million, 11.0% of revenues, primarily due to start-up marketing costs. General and administrative expenses were $2.5 million, 30.5% of revenue, due to the above mentioned expansion efforts.

     As a result of the foregoing, HomeMax reported a pretax loss of $2.3 million in 1997.

     HEARTHSIDE (ENTRY LEVEL HOMES)

     Net revenues in 1997 were $1.7 million from October 1, 1997, the date the Company acquired the operating assets of entry level site builder Legacy, Inc. The Company delivered 13 homes in the three-month period following the asset acquisition.

     Gross profit was $0.3 million, or 16.5%. Selling, general and administrative expenses were $0.2 million, or 12.2% of net revenues. As a result of the forgoing, Hearthside reported pre-tax income of $54, 3.2% of net revenues from the date of acquisition to December 31, 1997.

     CORPORATE

     Interest income from subsidiaries represents the allocation of interest costs to the subsidiaries. General and administrative expenses increased $0.5 million in fiscal 1997 compared to fiscal 1996. These increases are primarily due to additions to the management team as well as certain other support costs incurred to facilitate the expansions of Zaring Homes, HomeMax and Hearthside.

  INCOME TAXES

     The Company's effective tax rate for 1998 and 1997 was approximately 38.0% and 39.1% respectively, which reflects the federal statutory rate plus state and local tax rates, net of federal tax benefit.

  YEAR 2000 ISSUE

     BACKGROUND -- At midnight on December 31, 1999, unless the proper modifications have been made, the program logic in many of the world's computer systems will start to produce erroneous results because, among other things, the systems will incorrectly read the date "01/01/00" as being January 1 of the year 1900 or another incorrect date. In addition, certain systems may fail to detect that the year 2000 is a leap year. Problems can also arise earlier than January 1, 2000, as dates in the next millennium are entered into non-Year 2000 compliant programs.

     ZARING NATIONAL CORPORATION YEAR 2000 COMPLIANCE PROGRAM -- During 1998, the Company initiated a comprehensive corporate wide Year 2000 Compliance Program (the Compliance Program) to evaluate and address the impact of the Year 2000 issue on its entire operations. The Compliance Program covers all aspects of the Company's business that may be affected by the Year 2000 issue. The issue is segregated into three main categories of possible risk: internal systems, supplier exposure, and environmental risk. All internal systems will be reviewed for Year 2000 compliance. This includes all server, client, and communication hardware, all related peripheral hardware, and all "embedded" system hardware. Additionally, all of the application software that runs on the internal system hardware will be reviewed for compliance. Supplier exposure is also being considered in this review. Supplier exposure includes a review of any products or services used directly by the Company throughout its value delivery process. The supplier category also includes analysis of possible first and second tier supplier work interruptions caused by the Year 2000 issue. The last category of review is the environmental impact of the issue on operations, including internal work interruptions caused by external events such as power delivery and physical access. This Compliance Program encompasses the review of all three categories of risk at Zaring Homes, Hearthside, HomeMax and all other Company subsidiary organizations.

     YEAR 2000 COMPLIANCE PROGRAM PROCESS -- The Company's process to achieve Year 2000 compliance involves four major steps: inventory of assets and suppliers, risk assessment, action plan development, and testing.

     Step one of the processes involves an inventory of all hardware, software and suppliers that could entail risk to the Company because of date sensitivity. The result of this process is a list of all suppliers that could have a significant effect on the business if their work was interrupted or if their products or services are not Year 2000 compliant. The hardware and software inventory includes all makes, models and versions of information systems. This information is then used in Step two of the process, risk assessment.

     Step two involves a risk assessment of individual systems and suppliers resulting in a three-tier risk structure (high, medium, low) for the systems and suppliers. This assessment involves a combination of several criteria: business impact, likelihood of failure, and effort to remediate. The high and medium risk items that are identified as non-compliant will be further addressed in Step three of the project.

     Step three entails the development of action plans to address systems or suppliers that are deemed not compliant in the previous phases and that have a significant impact on the Company's business. Each non-compliant system or supplier will have a customized action contingency plan. These plans may include remediation through wholesale replacement of non-compliant systems, upgrades of systems, or identification of alternate sources of supply. Each action plan will include the development of a contingency plan in the remote case that the identified remediation is not completed in time. The Audit Committee of the Board of Directors continues to review these action plans and each plan will have its own timeline and program for completion.

     The final step of this process will involve testing of all relevant systems to verify that any remediation efforts were successful in making the systems compliant with the Year 2000 issue.

     TIME TO COMPLETE THE YEAR 2000 COMPLIANCE PROGRAM -- As of December 31, 1998, the Company is in Step one of the Compliance Program, with the exception of the implementation of the core management information system, which is near completion. The timeline for completion of all four phases of the program, in all operations of the Company, is July 1999. The Company believes that this is a realistic time frame and that it permits sufficient time prior to first "date events" to insure the Company has adequately addressed the issue.

     ZARING NATIONAL'S CORE INFORMATION SYSTEM -- Prior to the undertaking of the Compliance Program, the Company realized that one of its core information systems was not compliant and that there was a significant risk that the software supplier could not develop an upgrade in sufficient time. For this reason, and other operational benefits, the Company decided to replace this core non-compliant system with a new and compliant product. This effort was formally launched in January 1998 and was substantially complete by December 31, 1998. Year 2000 compliant core accounting, purchasing, payables and management information system was installed in all of the Company's relevant operations, and the non-compliant system was decommissioned. This project has met all major milestones to date and is within the budgeted amount of $3.0 million. As of December 31, 1998, a total of $2.2 million of costs have been capitalized in association with this project in accordance with the guidelines established in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued in March 1998.

     COST OF THE YEAR 2000 COMPLIANCE PROGRAM -- At the present time, management estimates that the costs associated with completing the comprehensive Compliance Program will be approximately $125,000. This estimate represents external vendor consulting and excludes the expense associated with management's oversight and review of the Compliance Program. In addition, this estimate excludes any non-core information system hardware or software remediation cost. However miscellaneous hardware and software remediation costs, other than the core management information system discussed previously, are anticipated to be immaterial to the overall Company's operations. Compliance Program review costs are expensed as incurred. The Company intends to finance the cost of the core management information system and Year 2000 compliance review through internal sources of funds.

     RISKS OF NON-COMPLIANCE AND CONTINGENCY PLANS -- The transmission and distribution by automation systems affecting the building of a home and the internal management information systems affecting cash flow management are major business applications which pose the greatest Year 2000 risks for the Company if implementation of the Compliance Program is not successful. The potential problems related to these systems are interruptions of service to customers, interrupted revenue and cost data gathering, delays in the cash payment function, and poor customer relations resulting from a delayed building process. Although the Company intends to complete all Year 2000 remediation and testing activities by the end of July 1999, and although the Company has initiated Year 2000 communications with significant vendors and other parties material to the Company's operations (and is diligently monitoring the progress of such third parties in the Year 2000 compliance area), such third parties nonetheless represent a significant risk that cannot be assessed with precision or controlled with certainty. The Company's ability to meet the target date of July 1999 in finalizing its Compliance Program is heavily dependent upon the timely provision of necessary upgrades and modifications by the Company's suppliers and contractors. In some instances, it is anticipated that third party upgrades and modifications to hardware and software are not expected to be available until second quarter 1999. In addition, the Company cannot guarantee that third parties on whom it depends for essential services (such as lumber, building materials, subcontractor labor, electric utilities, exchange carriers, phone and fax systems, etc.) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business. However, the Company has established a supplier compliance program to work with key vendors to minimize such risks. For these reasons, the Company intends to develop contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur, including contingencies for the potential failures of key vendors to become Year 2000 compliant. A final contingency plan is scheduled to be completed prior to July 1999.

  LOAN AGREEMENTS

     The Company maintains an unsecured $87.5 million syndicated credit facility with commercial banks. This agreement consists of a revolving credit facility providing for borrowings up to $72.5 million and term debt of $15 million. This revolving facility enables the Company to borrow funds depending upon its borrowing base, as defined, at interest rates up to the prime rate. Available borrowings are limited by the Company's outstanding letters of credit and its borrowing base. As of December 31, 1998, $44.5 million was borrowed by the Company against the revolving credit facility ($6.4 million was available). The $15 million term debt is payable in 20 equal quarterly installments beginning in July 1996 (balance of $6.8 million as of December 31, 1998). The Company has other term notes payable to banks ($4.4 million as of December 31, 1998) which are payable in 12 equal quarterly installments beginning in September 1998 and bear interest at a fixed rate of 7.95%.

     The Company has $1.4 million outstanding in notes payable to former shareholders with interest ranging from 6.0% to 8.5%, payable in equal annual installments, due December 1999 and August 2001.

     During 1998, the Company entered into five additional credit facilities with commercial banks. The new facilities consist of:

          - A $33.9 million manufactured housing floor plan financing facility for HomeMax inventory and display models with interest rates equal to the prime rate or Euro-rate plus 2.35%. Retail inventory borrowings are subject to repayment upon the earlier of sale, 10% at the end of six months following initial borrowing and the balance after nine months. Borrowings for the cost of display models are subject to payments of 10% after twelve months, with the balance due no later than twenty-four months after the date of initial borrowing. In February 1999, the Company reduced the maximum amount which can be borrowed to $12.9 million.

          - A $12 million sales village mortgage loan for HomeMax sales village development, interest rates at prime plus 2%, convertible into twenty-eight separate fifteen year amortization loans in amounts ranging from $250 and $500 per village, balloon payments due five years after the initial borrowing for each village, secured by mortgages. In February 1999, this loan was terminated.

          - A $15 million unsecured two-year revolving credit note expiring March 2000 for working capital needs of HomeMax and subsidiaries at interest equal to the prime rate or Euro-rate plus 1.75%. This note is guaranteed by Zaring Homes and HomeMax.

          - A loan agreement for Leasing LLC whereby an amount of up to $10.0 million was available to be borrowed until December 31, 1998 at interest of LIBOR plus 1.75%. The loan is guaranteed by the Chairman and is collateralized by first mortgage liens on the model homes.

          - A loan agreement for Land LLC whereby an amount of up to $10.0 million is available to be borrowed until March 31, 1999 at interest of LIBOR plus 2.25%. The loan is guaranteed by the Chairman and his sons and is collateralized by first mortgage liens on the land inventory.

  COMMITMENTS

     As of December 31, 1998 and December 31, 1997, the Company had committed to purchase residential lots from third parties in the aggregate amount of $22.1 million and $22.8 million, respectively, through 2001. As of December 31, 1998, the Company also had commitments under various operating leases in the aggregate amount of $13.1 million payable over a fourteen-year period. It is anticipated that funding for these commitments will be through the Company's working capital.

  CAPITAL RESOURCES AND LIQUIDITY

     FISCAL 1998 COMPARED TO FISCAL 1997

     Net cash used by operating activities decreased by $15.1 million from 1997 to 1998. This is a result of the net loss for the year ended December 31, 1998 of $6.4 million compared to net income of $2.0 million for the year ended December 31, 1997 and an increase in the future tax benefit of $4.6 million offset by increased depreciation and amortization of $2.5 million, the provision for asset impairment of $5.7 million, decreased investments in both site-built and manufactured housing inventories ($14.1 million), a net increase in payables, accrued expenses and customer deposits ($7.0 million) and a net decrease in receivables, cash surrender value of life insurance and other assets ($0.3 million).

     Net cash used in investing activities was $17.0 million and $12.6 million for the years ended December 31, 1998 and 1997, respectively. The increase of $4.4 million is due mainly to an increase in purchases of property and equipment of $10.1 million, particularly for HomeMax sales village development, and the replacement of the core information system in 1998 versus 1997, offset by no acquisition activity during 1998.

     Net cash provided by financing activities for the year ended December 31, 1998 was $28.0 million, a decrease of $1.0 million from 1997. This decrease is the result of a decline in net bank borrowings of approximately $0.5 million and the purchase of 189,300 shares of common stock for $1.6 million during 1998, net of changes in proceeds received from minority parties.

     HomeMax and Zaring National Corporation maintain a $27.9 million stand-alone credit facility to fund Zaring National Corporation's strategic plan. This is in addition to the $87.5 million credit facility already in place for Zaring Homes and Hearthside. As of December 31, 1998 the Company was not in compliance with certain of the debt covenant requirements. These events of noncompliance have either been waived, amended or the applicable credit facility will be refinanced. The Company has made and continues to have the ability to make timely payments to the bank. It is anticipated that the Company will be able to comply with the covenants at the appropriate measurement dates during the next 12 months.

     The Company believes its present cash balances, amounts available under existing borrowing agreements and amounts generated from future operations will provide adequate funds for its future plans.

     FISCAL 1997 COMPARED TO FISCAL 1996

     Net cash used by operating activities increased by $10.8 million from net cash used in 1996 of $4.8 million to net cash used of $15.6 million in 1997. This is a result of the decrease in net income and larger investments in both site-built and manufactured housing inventories. Net cash used for investing activities increased by $11.3 million due to greater purchases of property and equipment, the acquisition of three manufactured housing retailers and the acquisition of the assets of an entry level site-builder. Net cash provided by financing activities was $30.0 million, an increase of $25.9 million over 1996 due to net bank borrowings of $29.5 million.

     The Company believes its present cash balances, amounts available from its existing borrowing agreements coupled with other credit facilities added in 1998 and amounts generated from future operations, will provide adequate funds for its future plans.

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

     As previously discussed, in response to the actual and anticipated losses of HomeMax, management initiated efforts to consider alternatives to the pre-existing growth strategies. In conjunction with this, management determined the undiscounted estimated future cash flows of HomeMax were less than the associated long-lived assets. Accordingly, HomeMax adjusted the carrying value of the long-lived assets, including goodwill, other intangibles and sales villages to their estimated fair market value through the recognition of a provision for asset impairment of $5.7 million. The estimated fair market value of the assets was based on anticipated future cash flows discounted at a rate commensurate with the risk, as well as reviews of comparable residual asset values.

     INFLATION

     Housing demand, in general, is affected adversely by increases in interest rates. If mortgage interest rates, material and labor costs increase significantly, the Company's revenues, gross profit, and net income could be adversely affected.

  CAUTIONARY STATEMENT

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section that are not related to historical results are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties. Any forward-looking statements made by the Company herein and in future reports and statements are not guarantees of future performance and actual results may differ materially from those in forward-looking statements as a result of various factors. These forward looking statements involve risks and uncertainties including but not limited to those referred to under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations; Cautionary Statements On Forward Looking Information" in the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998, filed with the Securities and Exchange Commission. Readers should carefully review those risk factors and uncertainties in conjunction with reading this Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7la.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less. The financing activities of the Company are comprised of long-term variable and fixed rate obligations utilized to fund business operations and maintain liquidity. The following table presents the principle cash repayments and related weighted average interest rates by maturity date for the Company's variable and fixed rate obligations as of December 31, 1998:

                             EXPECTED MATURITY DATE
                                 (IN MILLIONS)

                                                                                                         FAIR
                                                                                                         VALUE
                                         1999    2000     2001    2002    2003    THEREAFTER    TOTAL     (c)
LONG-TERM DEBT                           ----    -----    ----    ----    ----    ----------    -----    -----
$44.5 Million revolving credit
  facility........................  (a)  $--     $44.5    $--     $--     $--        $ --       $44.5    $44.5
  Average interest rate...........       7.8%      7.8%   7.8%    7.8%    7.8%        7.8%        7.8%
$15.0 Million credit agreement....  (a)  $--     $15.0    $--     $--     $--        $ --       $15.0    $15.0
  Average interest rate...........       6.9%      6.9%   6.9%    6.9%    6.9%        6.9%        6.9%
$7.1 Million manufactured housing
  floor plan facility.............  (a) $0.8     $ 6.3    $--     $--     $--        $ --       $ 7.1    $ 7.1
  Average interest rate...........       8.1%      8.1%   8.1%    8.1%    8.1%        8.1%        8.1%
$8.2 Million Leasing LLC
  facility........................  (a) $2.8     $ 2.7   $2.7     $--     $--        $ --       $ 8.2    $ 8.2
  Average interest rate...........       7.1%      7.1%   7.1%    7.1%    7.1%        7.1%        7.1%
$5.7 Million Land LLC facility....  (a)  $--     $  --   $5.7     $--     $--        $ --       $ 5.7    $ 5.7
  Average interest rate...........       7.6%      7.6%   7.6%    7.6%    7.6%        7.6%        7.6%
Other variable-rate debt
  obligations.....................  (a) $2.3     $ 3.0   $1.5     $--     $--        $ --       $ 6.8    $ 6.8
  Average interest rate...........       7.8%      7.8%   7.8%    7.8%    7.8%        7.8%        7.8%
Other fixed-rate debt
  obligations.....................  (b) $2.2     $ 2.1   $1.4     $--     $--        $ --       $ 5.7    $ 4.5
  Average interest rate...........       8.0%      8.0%   8.0%    8.0%    8.0%        8.0%        8.0%

---------------
(a) For the long-term variable debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of December 31, 1998, that is maturing in the year reported. The weighted average interest rate excludes the effect of amortization of deferred financing costs.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) The fair values of long-term debt obligations approximate their respective historical carrying amounts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of Zaring National Corporation and the Report of Independent Public Accountants thereon are filed pursuant to this Item 8 and are included in this report in Item 14.

     See Item 14(a) hereof.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disagreements with accountants on any accounting or financial disclosure occurred during the period covered by this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth under the caption "Executive Officers of the Registrant" at page 3 through Page 4 of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation" at Page 7 through Page 10 of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth at Page 5 of the registrant's definitive proxy statement, and incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the caption "Transactions Involving Directors and Executive Officers" at Page 13 of the registrant's definitive proxy statement, and incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          1. The Financial Statements are set forth on pages F-1 through F-19 hereof. The index to the Financial Statements is found on page 32.

          2. Financial Statement Schedules
             All schedules are omitted because they are not required, are not applicable, or the information is included in the Financial Statements or notes thereto.

          3. Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT NUMBER                     DESCRIPTION OF DOCUMENT
--------------                     -----------------------
    3.1*         Amended Articles of Incorporation
    3.2*         Amended Regulations
   10.1**        Key Employees Stock Option Plan
   10.2**        Outside Directors Stock Option Plan
   10.3***       Zaring Homes Retirement Benefit Plan
   10.4*         Amendments to Zaring Homes, Inc. Retirement Benefit Plan,
                 effective as of January 1, 1996 and as of May 8, 1997
   10.5****      Loan Agreement between the Company and The Fifth Third Bank dated as of March 31, 1994
   10.6****      Loan Agreement between the Company and The Provident Bank
                 dated as of
                 March 31, 1994
   10.7****      Loan Agreement between the Company and PNC Bank, Ohio,
                 National Association dated as of March 31, 1994
   10.8+         Tax Indemnification Agreement
   10.9++        Zaring Homes Executive Deferred Compensation Plan
   10.10*        Amendment to Zaring Homes, Inc. Executive Deferred
                 Compensation Plan, effective May 8, 1997

EXHIBIT NUMBER                     DESCRIPTION OF DOCUMENT
--------------                     -----------------------
   10.11+++      Credit Agreement between the Company, Zaring Holdings, Inc.,
                 Zaring Homes of Indiana, LLC, Zaring Homes Kentucky, LLC and
                 PNC Bank, Ohio National Association, as Agent, NationsBank,
                 N.A. and The First National Bank of Chicago as Co-Agents
                 dated as of May 9, 1996.
   10.12++       Promissory Note between First Cincinnati Leasing LLC and The
                 Huntington National Bank
   10.13++       Loan and Security Agreement between First Cincinnati Leasing
                 LLC and The Huntington National Bank
   10.14++       Loan and Security Agreement between First Cincinnati Land
                 LLC and The Provident Bank
   10.15++       Promissory Note between First Cincinnati Land LLC and The
                 Provident Bank
   10.16++++     Zaring National Corporation $15,000,000 Credit Agreement
   10.17++++     HomeMax, Inc. $12,000,000 Credit Agreement
   10.18++++     HomeMax, Inc. Group $33,920,000 Floor Plan Agreement
   10.19++++++   Zaring Homes, Inc. 1997 Stock Option Plan
   13.1          Zaring Homes, Inc. 1998 Annual Report to Shareholders
                 (furnished for the information of the Securities and
                 Exchange Commission only and not to be deemed to be filed as part of this Report).
   21.1          List of Subsidiaries
   23.1          Consent of Independent Public Accountants
   27            Financial Data Schedule

---------------
   *Incorporated by reference to Form 10-K 1997
  **Incorporated by reference to Proxy Statement for Annual Meeting held April
    23, 1998
 ***Incorporated by reference to Exhibit 4.b to Form S-8, Registration No.
    33-85588, effective October 26, 1994
****Incorporated by reference to Form 10-K 1994
   +Incorporated by reference to Exhibit 10.11 to Form S-1
  ++Incorporated by reference to Form 10-K 1995
 +++Incorporated by reference to Form 10-Q, March 31, 1996
   +Incorporated by reference to Form 10-Q, June 30, 1998
  ++Incorporated by reference to Form 10-Q, September 30, 1998
 +++Incorporated by reference to Proxy Statement for Annual Meeting held
    April 7, 1997

     (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ZARING NATIONAL CORPORATION

Date: March 29, 1999                   By: /s/ ALLEN G. ZARING, III
                                         ---------------------------------------
                                         Allen G. Zaring, III
                                         Chairman of the Board,
                                         Chief Executive Officer and Director
                                         (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 1999                               By: /s/ ALLEN G. ZARING, III
                                                       ------------------------------------
                                                       Allen G. Zaring, III
                                                       Chairman of the Board,
                                                       Chief Executive Officer and Director

Date: March 29, 1999                               By: /s/ RONALD G. GRATZ
                                                       ------------------------------------
                                                       Ronald G. Gratz
                                                       Chief Financial Officer,
                                                       Secretary and Treasurer
                                                       (Principal Financial and Accounting Officer)

Date: March 29, 1999                               By: /s/ DANIEL W. GEEDING
                                                       ------------------------------------
                                                       Daniel W. Geeding
                                                       Director

Date: March 29, 1999                               By: /s/ ROBERT NELSON SIBCY
                                                       ------------------------------------
                                                       Robert Nelson Sibcy
                                                       Director

Date: March 29, 1999                               By: /s/ JOHN H. WYANT
                                                       ------------------------------------
                                                       John H. Wyant
                                                       Director

Date: March 29, 1999                               By: /s/ JOHN R. BROOKS
                                                       ------------------------------------
                                                       John R. Brooks
                                                       Director

Date: March 29, 1999                               By: /s/ MURAT H. DAVIDSON
                                                       ------------------------------------
                                                       Murat H. Davidson
                                                       Director

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants....................   F-1

Management's Responsibility for Financial Statements........   F-2


Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................   F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996..........................   F-4

Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1998, 1997 and 1996..............   F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996..........................   F-6

Notes to Consolidated Financial Statements..................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Zaring National Corporation:

     We have audited the accompanying consolidated balance sheets of ZARING NATIONAL CORPORATION AND SUBSIDIARIES (Note 1) as of December 31, 1998 and 1997, and the related consolidated statements of operations and shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaring National Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                     ARTHUR ANDERSEN LLP

Cincinnati, Ohio,
February 24, 1999

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     Zaring National Corporation maintains a system of internal control over the preparation of its financial statements. It should be recognized that even an effective internal control system, no matter how well designed, cannot ensure the elimination of errors with respect to the preparation of financial statements; further, because of changes in conditions, internal control system effectiveness may vary over time.

     The independent public accountants provide an objective opinion as to whether the financial statements present fairly the financial position, results of operations and cash flows of the Company. In this process, they evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary.

     The Audit Committee of the Board of Directors, composed of non-employee directors, meets periodically with the independent public accountants to evaluate the effectiveness of the work performed by the independent public accountants in discharging their respective responsibilities and to assure their independent and free access to the Audit Committee.

     The Company has implemented a formal internal auditing function that evaluated and formally reported to the Audit Committee on the adequacy and effectiveness of internal accounting controls, policies and procedures. Based on this assessment, management believes that, as of December 31, 1998, the Company maintained an effective system of internal control over the preparation of its financial statements.

Allen G. Zaring, III                                  Ronald G. Gratz
Chairman                                              Chief Financial Officer

                          ZARING NATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                1998        1997
                                                              --------    --------
                                      ASSETS
CASH AND CASH EQUIVALENTS...................................  $ 15,699    $  4,160
RECEIVABLES:
  Related parties...........................................        82         363
  Notes.....................................................       325          --
  Manufactured housing rebates and other....................       885         476
INVENTORIES:
  Luxury site-built homes...................................    32,365      42,405
  Entry level homes.........................................     6,405       1,547
  Retail distribution manufactured homes....................     2,746         672
  Model homes...............................................    21,046      16,890
  Land, development costs and finished lots.................    50,280      46,907
PROPERTY AND EQUIPMENT, net.................................     8,108       5,623
HOMEMAX SALES VILLAGES, net.................................    12,336       3,903
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED
  JOINT VENTURES............................................       201         622
FUTURE TAX BENEFIT..........................................     6,053       1,058
CASH SURRENDER VALUE OF LIFE INSURANCE AND
  OTHER ASSETS..............................................     5,566       5,161
GOODWILL, net...............................................       259       2,356
                                                              --------    --------
                                                              $162,356    $132,143
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Revolving credit facility.................................  $ 44,500    $ 46,425
  Manufactured housing floor plan facility..................     7,082          --
  Term notes payable........................................    41,446      17,641
  Accounts payable..........................................    14,766       8,453
  Other accrued liabilities.................................     6,829       6,292
  Customer deposits.........................................     3,296       2,178
                                                              --------    --------
          Total liabilities.................................   117,919      80,989
                                                              --------    --------
MINORITY INTEREST IN CONSOLIDATED ENTITIES..................     1,654         424
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred shares, no par value, 2,000,000 shares
     authorized, none issued or outstanding.................        --          --
  Common shares, no par value, 18,000,000 shares authorized,
     4,591,488 and 4,780,788 issued and outstanding in 1998
     and 1997, respectively.................................    24,957      25,146
  Additional paid-in capital................................     4,286       5,678
  Retained earnings.........................................    13,540      19,906
                                                              --------    --------
          Total shareholders' equity........................    42,783      50,730
                                                              --------    --------
                                                              $162,356    $132,143
                                                              ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                          ZARING NATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              1998          1997          1996
                                                           ----------    ----------    ----------
NET REVENUES:
  Luxury site-built homes................................  $  243,907    $  214,042    $  174,793
  Entry level homes......................................      11,569         1,706            --
  Retail distribution manufactured homes.................      12,411         8,209            --
  Financial services.....................................         311            --            --
                                                           ----------    ----------    ----------
     Total net revenues..................................     268,198       223,957       174,793
EXPENSES:
  Cost of sales luxury site-built homes..................     201,754       179,568       143,039
  Cost of sales entry level homes........................       9,697         1,424            --
  Cost of sales retail distribution manufactured homes...      10,724         6,920            --
  Financial services.....................................         253            --            --
  Asset impairment (Note 2 (e))..........................       5,674            --            --
  Interest...............................................       5,940         3,031         2,359
  Selling................................................      19,899        14,909        12,012
  General and administrative.............................      24,834        14,829         9,720
                                                           ----------    ----------    ----------
     Total expenses......................................     278,775       220,681       167,130
                                                           ----------    ----------    ----------
          Operating income (loss)........................     (10,577)        3,276         7,663
OTHER INCOME (EXPENSE):
  Income from unconsolidated joint ventures..............         242            33           159
  Other, net.............................................          52           (16)            3
                                                           ----------    ----------    ----------
                                                                  294            17           162
                                                           ----------    ----------    ----------
     Income (loss) before minority interest and provision
       for income taxes..................................     (10,283)        3,293         7,825
MINORITY INTEREST IN CONSOLIDATED ENTITIES...............        (141)           76            --
                                                           ----------    ----------    ----------
     Income (loss) before provision (benefit) for
       income taxes......................................     (10,424)        3,369         7,825
PROVISION (BENEFIT) FOR INCOME TAXES.....................      (4,058)        1,317         2,998
                                                           ----------    ----------    ----------
     Net income (loss)...................................  $   (6,366)   $    2,052    $    4,827
                                                           ==========    ==========    ==========
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE.......  $    (1.34)   $     0.43    $     1.01
                                                           ==========    ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING......................   4,737,220     4,780,931     4,778,826
                                                           ==========    ==========    ==========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          ZARING NATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                 SHARES                    ADDITIONAL
                                          --------------------   COMMON     PAID-IN     RETAINED   TREASURY
                                           COMMON     TREASURY   SHARES     CAPITAL     EARNINGS    SHARES     TOTAL
                                          ---------   --------   -------   ----------   --------   --------   -------
BALANCE, December 31, 1995..............  5,035,520   (185,361)  $25,136    $ 7,533     $13,027    $(1,385)   $44,311
Purchase of treasury shares.............         --   (135,009)       --         --          --     (1,198)    (1,198)
Sale of treasury shares.................         --     65,000        --        154          --        577        731
Issuance of common shares...............        960         --        10         --          --         --         10
Net income..............................         --         --        --         --       4,827         --      4,827
                                          ---------   --------   -------    -------     -------    -------    -------
BALANCE, December 31, 1996..............  5,036,480   (255,370)   25,146      7,687      17,854     (2,006)    48,681
Purchase of common and treasury
  shares................................       (253)       (30)       --         (3)         --         --         (3)
Retirement of common and treasury
  shares................................   (255,439)   255,400        --     (2,006)         --      2,006         --
Net income..............................         --         --        --         --       2,052         --      2,052
                                          ---------   --------   -------    -------     -------    -------    -------
BALANCE, December 31, 1997..............  4,780,788         --    25,146      5,678      19,906         --     50,730
Purchase and retirement of common
  shares................................   (189,300)        --      (189)    (1,392)         --         --     (1,581)
Net loss................................         --         --        --         --      (6,366)        --     (6,366)
                                          ---------   --------   -------    -------     -------    -------    -------
BALANCE, December 31, 1998..............  4,591,488         --   $24,957    $ 4,286     $13,540    $    --    $42,783
                                          =========   ========   =======    =======     =======    =======    =======

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          ZARING NATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                1998       1997       1996
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (6,366)  $  2,052   $  4,827
Adjustments to reconcile net income (loss) to cash provided
  by (used in) operating activities --
  Depreciation and amortization.............................     4,675      2,138      1,189
  Asset impairment..........................................     5,674         --         --
  Income from unconsolidated joint ventures.................      (242)       (33)      (159)
  Compensation associated with sale of treasury shares......        --         --        147
  Minority interest in consolidated entities................       141        (76)        --
  Changes in assets and liabilities, excluding effects of
    acquisitions --
    Future tax benefit......................................    (4,995)      (383)       126
    Receivables.............................................      (453)      (107)      (445)
    Inventories.............................................    (4,421)   (18,542)    (9,492)
    Cash surrender value of life insurance and other
     assets.................................................    (1,399)    (1,489)    (1,192)
    Accounts payable and other accrued liabilities..........     6,850      1,543        106
    Customer deposits.......................................     1,118       (641)       846
    Income taxes payable....................................        --       (107)      (747)
                                                              --------   --------   --------
      Net cash provided by (used in) operating activities...       582    (15,645)    (4,794)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment and sales villages,
  net.......................................................   (18,900)    (8,817)    (2,010)
Proceeds from the sale of property and equipment............     1,224         --         --
Distributions from unconsolidated joint ventures, net.......       663        497        651
Acquisitions, net of cash acquired..........................        --     (4,313)        --
                                                              --------   --------   --------
      Net cash used in investing activities.................   (17,013)   (12,633)    (1,359)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable.................................   123,363     55,609     48,320
Repayments on notes payable.................................   (94,401)   (26,108)   (43,636)
Sale of treasury shares.....................................        --         --        594
Purchase and retirement of treasury shares..................    (1,581)        (3)    (1,198)
Proceeds from (purchase of) minority interest, net..........      (500)       500         --
Capital contributions to affiliates (Note 1)................     1,089         --         --
                                                              --------   --------   --------
      Net cash provided by financing activities.............    27,970     29,998      4,080
                                                              --------   --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    11,539      1,720     (2,073)
CASH AND CASH EQUIVALENTS, beginning of year................     4,160      2,440      4,513
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $ 15,699   $  4,160   $  2,440
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for --
  Interest, net of amounts capitalized......................  $  5,818   $  3,202   $  2,051
  Income taxes..............................................  $    915   $  1,844   $  3,507

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During 1997 and 1996, the Company incurred non-cash charges to general and administrative expenses of $12 and $147, respectively.
Detail of the acquisitions discussed in Note 1:

                                                                           1997
                                                                         --------
Fair value of assets acquired...............................             $  9,121
Liabilities assumed.........................................                4,683
                                                                         --------
Cash paid...................................................                4,438
Cash acquired...............................................                 (125)
                                                                         --------
Net cash paid for acquisitions..............................             $  4,313
                                                                         ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          ZARING NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

(1) BASIS OF PRESENTATION

     Effective in May 1997, Zaring National Corporation (an Ohio corporation) implemented the formation of a holding company structure which results in the accompanying consolidated financial statements including the accounts of Zaring National Corporation and subsidiaries (the Company). The subsidiaries of the Company include the following: Zaring Homes, Inc. and its subsidiaries, Zaring Homes of Indiana, LLC and Zaring Homes Kentucky, LLC; Zaring Holdings, Inc.; HomeMax, Inc. and its subsidiaries, HomeMax North Carolina, Inc., HomeMax Tennessee, Inc., HomeMax South Carolina, Inc., HomeMax Ohio, Inc., HM Properties, Inc., HomeMax Indiana, LLC and HomeMax Kentucky, LLC; Hearthside Homes, LLC; Legacy Mortgage Corporation doing business as Hearthside Home Mortgage.

     In October 1998, the Company increased its ownership of Blue Chip Mortgage Company, LLC (Blue Chip) from 50% to 100%. Accordingly, the financial results of Blue Chip subsequent to September 1998 are consolidated with the Company's activities whereas activities of Blue Chip prior to October 1998 were reported using the equity method of accounting.

     The principal business of the Company's subsidiary, Zaring Homes, Inc. (Zaring Homes) is the designing, constructing, marketing and selling of single-family homes and the acquisition and development of land for sale as residential building lots in the midwest and southeast United States. Zaring Homes began operations in Cincinnati, Ohio in 1964 and commenced operations in Nashville, Tennessee in 1986. In 1994, operations commenced in Raleigh/ Durham, North Carolina and Indianapolis, Indiana. In 1996, operations commenced in Louisville, Kentucky and Charlotte, North Carolina.

     In November 1996, the Company formed HomeMax, Inc. (HomeMax) for the purpose of entering into the retail distribution of manufactured housing. HomeMax, based in Raleigh, North Carolina, commenced operations in the first quarter of 1997 in conjunction with the acquisition of a retailer in the Raleigh market. During 1997, HomeMax acquired the assets of three manufactured housing retailers for approximately $2,440. The acquisitions were recorded using the purchase method of accounting. Accordingly, the Company made preliminary allocations of the purchase price based on fair values as of the dates of purchase. The excess of the cost of the acquired assets over their estimated fair value was recorded as goodwill.

     Effective October 1, 1997, the Company, through its subsidiary Hearthside Homes, LLC (Hearthside), acquired substantially all of the net operating assets of Legacy, Inc., an Indianapolis based builder of entry level single family homes for approximately $1,860. The Company also acquired the stock of Legacy Mortgage Corporation for approximately $138. Legacy Mortgage Corporation, doing business as Hearthside Home Mortgage, originates, processes and sells mortgages to third-party investors. The acquisitions were recorded using the purchase method of accounting.

     In June 1998, the Company's principal shareholder formed First Cincinnati Leasing LLC (Leasing LLC) and First Cincinnati Land LLC (Land LLC) to purchase and leaseback certain model homes and purchase certain undeveloped land, as applicable. As a result of, among others, the principal shareholder's control of Leasing LLC and Land LLC, the results of each of these entities have been consolidated with the Company's activities subsequent to their formation. The LLC's initial capitalization and related share of income is included as a component of minority interest in the accompanying consolidated financial statements.

     All significant intercompany transactions and balances have been eliminated in consolidation.

                          ZARING NATIONAL CORPORATION

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Cash and Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of all cash equivalents approximates fair market value as of December 31, 1998 and 1997.

     (b) Inventories -- Inventories are stated at the lower of cost or market. Costs include acquisition, land development, direct and indirect production costs, land deposits, interest, taxes and certain other carrying costs related to development and construction activities. Market represents estimates based on management's present plans and intentions of sale prices less development and disposition costs, assuming that disposition occurs in the normal course of business. Residential housing completed or under construction is not pledged as collateral under any of the Company's financing arrangements.

     The following tables summarize the components of inventories as of December 31:

                                                              1998       1997
                                                             -------    -------
Luxury site-built homes
  Under a contract of sale.................................  $21,257    $20,420
  Under construction.......................................   11,108     21,985
                                                             -------    -------
                                                             $32,365    $42,405
                                                             =======    =======
Entry level homes
  Under a contract of sale.................................  $ 2,610    $   777
  Under construction.......................................    3,795        770
                                                             -------    -------
                                                             $ 6,405    $ 1,547
                                                             =======    =======
Retail distribution manufactured homes
  Under a contract of sale.................................  $ 2,224    $   672
  Held for sale............................................      522         --
                                                             -------    -------
                                                             $ 2,746    $   672
                                                             =======    =======

     (c) Capitalized Interest -- Interest is capitalized on land in the process of development and residential housing construction costs during the development and construction period. The following table summarizes the activity with respect to capitalized interest:

                                                      YEARS ENDED DECEMBER 31,
                                                    -----------------------------
                                                     1998       1997       1996
                                                    -------    -------    -------
Capitalized interest, beginning of year...........  $ 1,678    $ 1,074    $ 1,123
Interest incurred.................................    6,401      3,635      2,310
Interest expensed.................................   (5,940)    (3,031)    (2,359)
                                                    -------    -------    -------
Capitalized interest, end of year.................  $ 2,139    $ 1,678    $ 1,074
                                                    =======    =======    =======

                          ZARING NATIONAL CORPORATION

     (d) Property and Equipment -- Property and equipment are recorded at cost. Depreciation and amortization is computed using both straight-line and accelerated methods over the estimated useful lives of the assets.

     The estimated useful lives of the various classes of assets are as follows:

Office furniture and equipment...........................    5-7 years
Model home furniture and accessories.....................    2-5 years
Leasehold improvements...................................    5-15 years
HomeMax sales villages...................................    10-15 years

     Property and equipment consist of the following at December 31:

                                                              1998       1997
                                                             -------    -------
Office furniture and equipment...........................    $ 5,171    $ 3,252
Model home furniture and accessories.....................      5,206      4,370
Leasehold improvements...................................      3,001      2,674
                                                             -------    -------
                                                              13,378     10,296
Less - accumulated depreciation and amortization.........     (5,270)    (4,673)
                                                             -------    -------
                                                             $ 8,108    $ 5,623
                                                             =======    =======
HomeMax sales villages...................................    $13,324    $ 4,075
Less - accumulated depreciation and amortization.........       (988)      (172)
                                                             -------    -------
                                                             $12,336    $ 3,903
                                                             =======    =======

     Goodwill is amortized over twenty years using the straight-line method.

     (e) Asset Impairment -- In 1997 and through the third quarter of 1998, the losses of HomeMax, although expected, continued to negatively impact the consolidated results of the Company. In response to the actual and anticipated prospective losses, management and the Board of Directors initiated efforts to consider alternatives to the pre-existing growth strategies, including the pursuit of joint venture opportunities with other retailers, alternative operating strategies or an outright sale of the entity. In conjunction with these reviews and pursuant to Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the Company determined the undiscounted estimated future cash flows of HomeMax were less than the associated long-lived assets. Accordingly, the Company adjusted the carrying values of the long-lived assets of HomeMax, including goodwill, other intangibles and sales villages, to their estimated fair market value through the recognition of a provision for asset impairment of $5,674. The estimated fair market value of the assets was based on anticipated future cash flows discounted at a rate commensurate with the risks, as well as reviews of comparable residual asset values.

     (f) Revenue and Cost Recognition -- Revenues and costs of sales related to homes are recognized upon closing the sale, at which time title is transferred to the purchaser. Revenue from the sale of loans and loan servicing rights is recognized when the closed loans are sold and delivered to an investor.

     (g) Service and Warranty Liabilities -- Service and warranty costs are estimated and provided for at the time of closing on a home. Warranty expense approximated $1,558, $1,941 and $1,372 in 1998, 1997 and 1996, respectively.

     (h) Advertising -- The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 approximated $2,622, $1,193 and $1,019, respectively.

     (i) SFAS 123 "Accounting for Stock-Based Compensation" -- The Company has elected to account for the cost of its stock options utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25)

                          ZARING NATIONAL CORPORATION
as allowed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, no compensation cost has been recognized for stock options as substantially all stock options were granted at prices that approximated fair market value, as defined by the plans, at the measurement date. The pro forma disclosures required by SFAS 123 are presented in Note 10.

     (j) Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (k) New Pronouncements -- In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 103), which requires comprehensive income and the associated income tax expense or benefit to be reported in a financial statement that is displayed with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in the same financial statement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income but not in net income. The Company adopted this statement in the first quarter of fiscal 1998 with no impact on the Company's reported consolidated financial position, results of operations, cash flows or related disclosures.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Startup Activities" (SOP 98-5), which requires costs of startup activities, including preopening expenses, to be expensed as incurred. The Company's practice was to defer these expenses until a manufactured housing village commenced operations, at which time the costs, other than the advertising costs which are expensed upon opening, were amortized over a one-year period. As of December 31, 1997, preopening expenses of approximately $507 were deferred and amortized during 1998. Commencing in 1998, preopening costs were expensed as incurred. Preopening costs incurred and expensed in 1998 were nominal.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Upon adoption of this statement, the Company anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

     (l) Reclassifications -- Certain reclassifications have been made to the prior years' financial statements to conform with the 1998 presentation.

(3) INVESTMENTS IN JOINT VENTURES

     Prior to 1998, the Company participated in two joint ventures to develop and sell residential property to third parties or to venture partners who construct residential housing on the property. In addition, the Company participated in a partnership which provides mortgage brokering services.

     For each joint venture, the Company owned a 50% ownership interest. All key decisions regarding venture activities were made jointly. Accordingly, the Company used the equity accounting method of accounting for the investments in these joint ventures.

     During 1998, the Company sold its ownership position in one joint venture and acquired the 50% interest not previously owned by another joint venture. Accordingly, as of December 31, 1998, the Company has an investment in one joint venture.

                          ZARING NATIONAL CORPORATION

     Fees received by the Company for services provided to the joint ventures are offset against costs to the extent incurred in providing these services. Any excess is deferred by the Company to the extent of its ownership interest in the venture and recognized as income as the venture closes on sales of properties to third parties.

     The following tables summarize unaudited financial information related to the Company's joint venture activities during the period of time a 50% ownership was maintained:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
STATEMENTS OF INCOME                                   1998      1997      1996
--------------------                                  ------    ------    ------
Revenues............................................  $1,635    $1,264    $3,442
Costs and expenses..................................   1,209     1,199     3,124
                                                      ------    ------    ------
Pretax income.......................................  $  426    $   65    $  318
                                                      ======    ======    ======

                                                       DECEMBER 31,
                                                      ---------------
BALANCE SHEETS                                        1998      1997
--------------                                        -----    ------
Assets, primarily land and land improvements........  $ 478    $1,580
Liabilities.........................................  $  --    $1,039
Equity (deficit)....................................  $ 478    $  541

(4) NOTES PAYABLE

     The Company has an unsecured, $87.5 million syndicated credit facility with PNC Bank acting as agent. This facility consists of a revolving credit facility, providing for borrowings up to $72.5 million, depending on the Company's borrowing base, as defined in the agreement, and a $15 million term loan. Ten million dollars of the revolving credit facility may be used for letters of credit.

     The Company's notes payable consist of the following at December 31:

                                                               1998       1997
                                                              -------    -------
Revolving Credit Facility, payable to PNC Bank, as agent,
  $72.5 million maximum available borrowings, $6.40 million
  available at December 31, 1998, interest rate options of
  (a) the greater of the Prime Rate or the Federal Funds
  rate plus .50% or the (b) Euro-rate plus 1.25% to 1.63%,
  depending on the Company's leverage ratio (borrowings
  outstanding at December 31, 1998 and 1997 are at 7.88% and
  8.00%, respectively), expiring in July 2000...............  $44,500    $46,425
                                                              =======    =======
Manufactured Housing Floor Plan Facility, payable to Nations
  Bank, $33.9 million financing facility for inventory and
  display models, interest at the Prime Rate or the
  Euro-rate plus 2.35% (7.38% at December 31, 1998) and
  subject to repayment upon the earlier of sale or the end
  of, in certain circumstances, six months if held in
  inventory. Borrowings for the cost of certain models held
  for more than twelve months accrue interest at 10% and are subject to repayment no later than twenty-four months
  after the date of initial borrowing. During February 1999, the Company reduced the maximum amount which can be
  borrowed to $12.9 million.................................  $ 7,082    $    --
                                                              =======    =======
Term Loans, payable to PNC Bank, as agent, borrowings at
  interest rate options of (a) the greater of the Prime Rate or the Federal Funds rate plus .50% or the (b) Euro-rate
  plus 1.38% to 1.75%, depending on the Company's leverage
  ratio (borrowings outstanding at December 31, 1998 and
  1997 are at 7.19% and 7.80%, respectively), payable in
  quarterly installments of $750 through April 2001.........  $ 6,750    $10,500

                          ZARING NATIONAL CORPORATION

                                                               1998       1997
                                                              -------    -------
Sales Village Mortgage Loans, payable to Bank of America,
  $12.0 million available for sales village development,
  interest at the Prime Rate plus 2.00%, convertible into
  twenty-eight fifteen year amortizing loans with balloon
  payments between $250 and $500 per village, secured by
  mortgages. No borrowings have been made on the loans. In
  February 1999, the Company terminated this agreement......       --         --

Credit Agreement, payable to Bank of America, $15.0 million
  available for working capital needs of HomeMax, Inc. and
  subsidiaries, interest at the Prime Rate plus .13% or the
  Euro-rate plus 1.75%, (6.90% at December 31, 1998),
  expires March 2000, unsecured, guaranteed by Zaring Homes,
  Inc. and HomeMax, Inc. ...................................   15,000         --

Notes Payable to Former Shareholders, interest at 6.00% to
  8.50%, payable in equal annual installments, due December
  1999 and August 2001......................................    1,378      1,896

Other Term Notes, payable to banks, interest at 7.95%,
  payable in quarterly installments of $437 through June
  2001......................................................    4,371      5,245

Obligations of Leasing LLC and Land LLC:
  Notes payable by Leasing LLC to a bank, permitted
  borrowings of up to $10.0 million, interest at LIBOR plus
  1.75% (6.75% at December 31, 1998) payable monthly,
  secured by model homes and a personal guarantee, payable
  upon sale of the models or in annual installments through
  June 2001.................................................    8,237         --

  Notes payable by Land LLC to a bank, permitted borrowings
  of up to $10.0 million, interest at LIBOR plus 2.25%
  (7.25% at December 31, 1998) payable monthly, secured by
  land and a personal guarantee, payable in July 2001.......    5,710         --
                                                              -------    -------
                                                              $41,446    $17,641
                                                              =======    =======

     The bank credit agreements include provisions which require, among others, that the Company maintain certain levels of tangible net worth and cash flow from operations as well as limiting the Company's ratio of debt to equity. As of December 31, 1998 the Company did not meet certain debt covenant requirements. These events of noncompliance have either been waived, amended or the applicable credit facility will be refinanced.

     The carrying value of the revolving credit facilities and term loans approximate fair market value as these notes are priced at current market rates. The fair market value of the Company's other notes payable as of December 31, 1998 and 1997 was approximately $4,452 and $5,382, respectively. The fair market values of these securities was estimated by discounting the expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities.

     Scheduled maturities of notes payable are as follows:

YEARS ENDED DECEMBER 31,
------------------------
1999................................................    $ 8,113
2000................................................     73,662
2001................................................     11,253
                                                        -------
                                                        $93,028
                                                        =======

     The Company is contingently liable under letters of credit of approximately $9.3 million issued as a result of lot and land acquisition and development activities through December 31, 1998.

(5) INCOME TAXES

     The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This statement requires deferred tax recognition for all temporary difference in accordance with the liability

                          ZARING NATIONAL CORPORATION
method and requires adjustments of future tax benefits and deferred tax liabilities for enacted changes in tax laws and rates.

     The following summarizes the provision (benefit) for income taxes:

                                                      YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1998       1997      1996
                                                     -------    ------    ------
Currently payable (receivable):
  Federal..........................................  $(1,416)   $1,250    $2,484
  State and local..................................     (110)      365       640
Deferred:
  Federal..........................................   (2,170)     (233)     (104)
  State and local..................................     (362)      (65)      (22)
                                                     -------    ------    ------
                                                     $(4,058)   $1,317    $2,998
                                                     =======    ======    ======

     The following is a reconciliation between the statutory federal income tax rate and the provision (benefit) for income taxes:

                                                 1998             1997             1996
                                            --------------    -------------    -------------
                                            AMOUNT    RATE    AMOUNT   RATE    AMOUNT   RATE
                                            -------   ----    ------   ----    ------   ----
Computed provision for federal income
  taxes at the statutory rate.............  $(3,544) (34.0) % $1,145   34.0%   $2,661   34.0%
State and local income taxes, net of
  federal income tax benefit..............     (521)  (5.0)      167    5.0       386    4.9
Other.....................................        7     .1         5     .1       (49)   (.6)
                                            -------   ----    ------   ----    ------   ----
                                            $(4,058) (38.9)%  $1,317   39.1%   $2,998   38.3%
                                            =======   ====    ======   ====    ======   ====

     At December 31, 1998 and 1997, the future tax benefit and estimated refunds consists of the following:

                                                               1998      1997
                                                              ------    ------
Goodwill and other intangibles..............................  $ (251)   $ (158)
Recognition of warranty expense.............................     409       373
Currently nondeductible expenses............................     424       190
Asset impairment............................................   2,213        --
Inventory and equipment costs not currently deductible......     863       653
Estimated refunds...........................................   2,395        --
                                                              ------    ------
                                                              $6,053    $1,058
                                                              ======    ======

(6) RETIREMENT PLAN

     The Company has established a defined contribution plan for all eligible employees. The plan provides for voluntary contributions by the Company's employees up to a specified maximum percentage of gross pay and, effective January 1, 1998, a Company match of 25% of employee contributions. In addition, the Company may make discretionary contributions. Total Company contributions expensed approximated $784, $54, and $54 in 1998, 1997, and 1996, respectively.

                          ZARING NATIONAL CORPORATION

(7) RELATED PARTY TRANSACTIONS

     During 1998, Leasing LLC, a company owned by Allen G. Zaring III, purchased from and subsequently leased back to Zaring Homes approximately $11.0 million of model homes. During the lease term, Zaring Homes pays monthly rent equal to the greater of the prime interest rate or LIBOR plus 1.5% applied to the aggregate sales prices of the respective models and related taxes, insurance, maintenance and homeowners fees, as applicable (see Note 12).

     Also in 1998, Land LLC, a company owned by Allen G. Zaring III and his sons, purchased approximately $4.3 million of undeveloped land from Zaring Homes and $1.5 million of undeveloped land from unrelated parties. Zaring Homes has options for up to three years to purchase the land for Land LLC's original cost plus 15%. Interim monthly option payments to Land LLC approximate its carrying costs (interest, real estate taxes, sewer and water). To secure its performance of the option contract, Zaring Homes provided a $1.5 million irrevocable letter of credit (see Note 12).

     Other related party activities are summarized as follows:

                                                        1998     1997     1996
                                                       ------    ----    ------
Sale of residential lots.............................  $   --    $165    $  105
                                                       ======    ====    ======
Sales of residential homes to management, including
  $1,680 related to employees who were relocated
  during 1998........................................  $3,393    $732    $  375
                                                       ======    ====    ======
Purchase of residential lots.........................  $   --    $480    $3,679
                                                       ======    ====    ======

(8) COMMITMENTS AND CONTINGENCIES

     (a) Lot Purchases -- In addition to land under development, the Company has commitments to purchase residential lots from various outside parties as follows:

YEARS ENDED DECEMBER 31,                       NUMBER OF LOTS    AMOUNT
------------------------                       --------------    -------
1999.........................................       368          $12,784
2000.........................................       216            7,921
2001.........................................        33            1,454
                                                    ---          -------
                                                    617          $22,159
                                                    ===          =======

     (b) Litigation -- The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to real estate, environmental zoning and other matters, which seek remedies or damages. The Company believes that any liability that may finally be determined will not have a material effect on its financial position or results of operations.

                          ZARING NATIONAL CORPORATION

     (c) Operating Leases -- The Company is obligated under noncancelable operating lease agreements for certain furniture and equipment, office space and land related to the HomeMax sales villages. Rental expense under these agreements approximates $2,674, $973, and $439 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum lease payments under these operating lease agreements are as follows:

YEARS ENDED DECEMBER 31,
------------------------
1999................................................    $ 2,727
2000................................................      2,693
2001................................................      2,151
2002................................................      1,194
2003................................................        858
Thereafter..........................................      3,480
                                                        -------
                                                        $13,103
                                                        =======

(9) SHAREHOLDERS' EQUITY

     (a) Preferred Shares -- The Company is authorized to issue up to 2,000,000 preferred shares of which 1,000,000 are voting and 1,000,000 are nonvoting. No preferred shares have been issued.

     (b) Common Shares -- In 1998, the Company purchased and retired 189,300 shares for approximately $1,581. During 1997, the Company retired 255,400 treasury shares. During 1996, the Company purchased 135,009 common shares at a price of $8.875 per share. In addition, the Company sold 65,000 shares out of treasury to directors and employees for $9.15 per share which was less than the then current market value. The difference between the amounts received and the market value has been recorded as compensation expense and included in general and administrative expenses.

     In each 1998, 1997 and 1996, the Company issued as an incentive three shares to each employee (1,428, 1,218 and 960 common shares with a total market value of $13, $12 and $10 in 1998, 1997 and 1996 respectively).

(10) STOCK OPTION PLANS

     The Company adopted stock option plans (the Plans) for employees and non employee directors in 1997, 1996 and 1993. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been the following pro forma amounts:

                                                      YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1998       1997      1996
                                                     -------    ------    ------
Net Income (Loss)
  As reported......................................  $(6,366)   $2,052    $4,827
  Pro forma........................................  $(7,692)   $1,865    $4,703
Earnings (Loss) Per Share
  As reported......................................  $ (1.34)   $ 0.43    $ 1.01
  Pro forma........................................  $ (1.62)   $ 0.39    $ 0.98

     Because the method of accounting as prescribed by SFAS 123 has not been applied to options granted prior to January 1, 1995, the pro forma net income
(loss) and earnings (loss) per share information may not be representative of that to be expected in future years.

     The Company may grant options for up to 813,000 shares under the Plans. The Company has granted options on 559,567 shares through December 31, 1998. The option exercise prices approximated the stock's market price on the date of grant. Of the options granted, 133,122 will vest subject to the Company's annual performance and conformity

                          ZARING NATIONAL CORPORATION
with certain performance criteria. These options expire ten years from grant date. Another 60,000 of the options vest in three annual installments beginning in 1999 and expire in ten years and 59,247 vested in 1998 and expire in ten years. The remaining options vest at their grant date and expire ten years from date of grant.

     A summary of the status of the Company's stock option plans at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                                                   YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------------
                                                       1998                  1997                  1996
                                               --------------------   -------------------   -------------------
                                                           WEIGHTED              WEIGHTED              WEIGHTED
                                                           AVERAGE               AVERAGE               AVERAGE
                                                           EXERCISE              EXERCISE              EXERCISE
                                                SHARES      PRICE      SHARES     PRICE      SHARES     PRICE
                                               ---------   --------   --------   --------   --------   --------
Outstanding, beginning of year...............    208,728    $10.35      66,383    $12.05      15,020    $12.67
Granted......................................    223,956     10.25     200,250     10.00      77,500     11.63
Exercised....................................         --        --          --        --          --        --
Forfeited/Expired............................   (110,738)    10.72     (57,905)    11.03     (26,137)    11.15
                                               ---------    ------    --------    ------    --------    ------
Outstanding, end of year.....................    321,946    $10.15     208,728    $10.35      66,383    $12.05
                                               =========    ======    ========    ======    ========    ======
Exercisable, end of year.....................     89,577    $10.18      41,225    $11.91      25,854    $12.60
                                               =========    ======    ========    ======    ========    ======
Weighted average fair value of option shares
  granted....................................  $    6.27              $   5.85              $   5.95
                                               =========              ========              ========

     The following table summarizes information related to options outstanding and options exercisable as of December 31, 1998:

                                WEIGHTED          WEIGHTED                        WEIGHTED
  OPTIONS       EXERCISE        AVERAGE           AVERAGE          OPTIONS        AVERAGE
OUTSTANDING       PRICE      EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
-----------   -------------  --------------   ----------------   -----------   --------------
    2,000         $7.25          $ 7.25             6.3             2,000          $ 7.25
  299,888     9.50 - 10.25        10.04             9.0            67,519            9.67
   10,118         11.15           11.15             7.2            10,118           11.15
    9,940     12.50 - 13.50       13.25             5.2             9,940           13.25
  -------                        ------             ---            ------          ------
  321,946                        $10.15             8.9            89,577          $10.18
  =======                        ======             ===            ======          ======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                      1998         1997         1996
                                                    ---------    ---------    --------
Dividend yield....................................        0%           0%          0%
Expected volatility...............................       36%          36%         36%
Risk-free interest rate...........................      6.5%         6.5%        6.5%
Expected lives....................................  10 years     10 years     7 years

(11) EARNINGS PER SHARE

     Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

                          ZARING NATIONAL CORPORATION

     Options to purchase 321,946, 208,728 and 66,383 shares of common stock at average prices of $10.15, $10.35 and $12.05 per share were outstanding during 1998, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares. In addition, during 1998, inclusion of any options in the computation of diluted earnings per share would be anti-dilutive due to the net loss incurred.

     Since there are no dilutive securities, basic and diluted earnings per share are identical thus a reconciliation of the numerator and denominator is not necessary.

(12) SEGMENT INFORMATION

     Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes new standards for segment reporting which are based on the way management organizes segments within a company for making operating decisions and assessing performance. The Company's segments are aligned with its respective product offerings: luxury site-built homes, entry level homes, financial services, retail distribution manufactured housing, majority shareholder LLC activities and corporate. Corporate primarily includes the operations of the Company's corporate office whose main purpose is to provide financing, cash management, risk management, capital allocations, management reporting and general administration of the other segments.

                          ZARING NATIONAL CORPORATION

     The following tables set forth for the years indicated information regarding the Company's segments:

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
ZARING HOMES
Luxury Site-Built Homes
  Revenues..................................................  $241,599    $214,042    $174,793
  Cost of sales.............................................   199,867     179,568     143,039
  Interest..................................................     7,152       5,563       5,930
  Selling, general and administrative.......................    28,256      24,346      20,463
                                                              --------    --------    --------
  Operating income..........................................     6,324       4,565       5,361
  Other income..............................................       198          15         162
                                                              --------    --------    --------
  Pretax Luxury Site-Built Income...........................     6,522       4,580       5,523
HEARTHSIDE
Entry Level Homes
  Revenues..................................................    11,569       1,706          --
  Cost of sales.............................................     9,697       1,424          --
  Interest..................................................       401          21          --
  Selling, general and administrative.......................     1,882         209          --
                                                              --------    --------    --------
  Operating income (loss)...................................      (411)         52          --
  Other income (expense)....................................       (16)          2          --
                                                              --------    --------    --------
  Pretax Entry Level Income (Loss)..........................      (427)         54          --
FINANCIAL SERVICES
  Revenues..................................................       311          --          --
  Expenses..................................................       253          --          --
                                                              --------    --------    --------
  Pretax Financial Services Income..........................        58          --          --
HOMEMAX
Retail Distribution Manufactured Homes
  Revenues..................................................    12,411       8,209          --
  Cost of sales.............................................    10,724       6,920          --
  Interest..................................................     1,807         312          --
  Asset impairment..........................................     5,674          --          --
  Selling, general and administrative.......................    11,704       3,370          --
                                                              --------    --------    --------
  Operating loss............................................   (17,498)     (2,393)         --
  Other income (expense)....................................        (5)         48          --
  Minority interest.........................................       263          --          --
                                                              --------    --------    --------
  Pretax Retail Distribution Loss...........................   (17,240)     (2,345)
MAJORITY SHAREHOLDER LLC'S
  Revenues..................................................     2,308          --          --
  Cost of sales.............................................     1,887          --          --
  Interest..................................................       465          --          --
  Selling, general and administrative.......................       112          --          --
                                                              --------    --------    --------
  Operating loss............................................      (156)         --          --
  Other income..............................................       560          --          --
  Minority interest.........................................      (404)         --          --
                                                              --------    --------    --------
                                                                    --          --          --

                          ZARING NATIONAL CORPORATION

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
CORPORATE
  Interest income from subsidiaries, net....................     3,791       2,866       3,571
  General and administrative................................    (3,128)     (1,786)     (1,269)
                                                              --------    --------    --------
     Income (loss) before taxes.............................   (10,424)      3,369       7,825
     Provision (credit) for income taxes....................    (4,058)      1,317       2,998
                                                              --------    --------    --------
          Net income (loss).................................  $ (6,366)   $  2,052    $  4,827
                                                              ========    ========    ========

     Other pertinent information regarding the Company's segment operations are as follows:

                              ZARING                                  HOMEMAX
                              HOMES                                   RETAIL
                              LUXURY     HEARTHSIDE                DISTRIBUTION     MAJORITY
                            SITE-BUILT   ENTRY LEVEL   FINANCIAL   MANUFACTURED    SHAREHOLDER
                              HOMES         HOMES      SERVICES        HOMES          LLC'S      CORPORATE    TOTAL
                            ----------   -----------   ---------   -------------   -----------   ---------   --------
Segment assets:
  1998....................   $ 91,110      $10,355       $113         $23,152        $14,998      $16,852    $156,580
  1997....................    107,132        3,460         --          12,044             --       14,672     137,308
  1996....................     92,257           --         --              --             --           --      92,257
Depreciation and
  amortization expense:
  1998....................   $  2,480      $   171         --         $ 2,024             --           --    $  4,675
  1997....................      1,984           20         --             134             --           --       2,138
  1996....................      1,189           --         --              --             --           --       1,189
Expenditures for
  long-lived assets
  (excluding
  acquisitions):
  1998....................   $  4,604      $   232         --         $14,064             --           --    $ 18,900
  1997....................      3,518           47         --           5,252             --           --       8,817
  1996....................      2,010           --         --              --             --           --       2,010

Reconciliation of segment assets to total assets:

                                                           1998        1997       1996
                                                         --------    --------    -------
Total segment assets...................................  $156,580    $137,308    $92,257
Elimination of inter-entity investments................    (9,923)     (9,325)        --
Cash and cash equivalents*.............................    15,699       4,160      2,440
                                                         --------    --------    -------
Total assets...........................................  $162,356    $132,143    $94,697
                                                         ========    ========    =======

* Management excludes cash and cash equivalents from assessing a segment's operating performance.

(13) SUBSEQUENT EVENT

     In February 1999, the Company executed a securities purchase agreement with American Homestar Corporation (American Homestar) in which American Homestar will acquire, after assignment of certain obligations to Zaring and other preclosing activities, 25% of the outstanding common stock of HomeMax, Inc. from Zaring National Corporation for approximately $4.4 million and will provide a subordinated loan to HomeMax for approximately $4.0 million. The subordinated loan is convertible into an additional 25% of HomeMax, Inc. common stock. In addition, Zaring National Corporation has an option to sell, and American Homestar has an option to buy, the remaining 50% of HomeMax, Inc. common stock within three years at a defined price. Upon closing, scheduled for March 1999, American Homestar will manage and direct the operations of HomeMax, Inc.