Form 10-Q
period 1999-03-31
ZARING NATIONAL CORP
filed 1999-05-17
CIK 1034898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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


                                  513-489-8849
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                     YES   X                    NO
                         -----                     ----

Number of common shares outstanding as of March 31, 1999: 4,591,488

                                                                 Total Pages: 23

                           ZARING NATIONAL CORPORATION

                                      INDEX

                                                                                 Page
                                                                                 ----

PART I   FINANCIAL INFORMATION
     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets,
         March 31, 1999, March 31,  1998  (unaudited), and
         December 31, 1998                                                          3

         Consolidated Statements of Operations (unaudited),
         Three Months Ended March 31, 1999 and 1998                                 5

         Consolidated Statement of Shareholders' Equity,
         Three Months Ended March 31, 1999 (unaudited)                              6

         Consolidated Statements of Cash Flows,
         Three Months Ended March 31, 1999 and 1998  (unaudited)                    7

         Notes to Consolidated Financial Statements (unaudited)                     8


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations
                                                                                   14

     Item 3. Quantitative and Qualitative Disclosures about Market Risk            21

PART II  OTHER INFORMATION                                                         22

SIGNATURES                                                                         23

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                           ZARING NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (DOLLARS IN THOUSANDS)



                                                              (UNAUDITED)
                                                                MARCH 31
                                                         -------------------  DECEMBER 31,
                                                            1999       1998     1998
                                                          --------  --------  --------
 Cash and cash equivalents                                $ 11,973  $  5,857  $ 15,699

 Receivables:
    Related parties                                             74       114        82
    Notes                                                    4,734      --         325
    Manufactured housing rebates and other                     821        52       885
 Inventories:
    Luxury site-built homes                                 38,297    47,413    32,365
    Entry level homes                                        6,500     1,640     6,405
    Retail distribution  manufactured homes                  3,014     1,022     2,746
    Model homes                                             21,897    17,239    21,046
    Land, development costs and finished lots               59,758    46,936    50,280
Property and equipment, net                                  8,097     6,737     8,108
HomeMax Sales Villages, net                                 12,590     5,632    12,336
Investments in and advances to unconsolidated
    joint ventures                                             201       582       201
 Future tax benefit                                          7,751     2,479     6,053
 Cash surrender value of life insurance and other assets     4,642     5,756     5,566
 Goodwill, net                                                 254     2,327       259
                                                          --------  --------  --------
                                                          $180,603  $143,786  $162,356
                                                          ========  ========  ========


                   The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                         (UNAUDITED)
                                                           MARCH 31     DECEMBER 31,
                                                    ------------------  -----------
                                                      1999      1998       1998
                                                    --------  --------  ----------
Liabilities:
   Revolving credit facility                        $ 53,031  $ 53,892   $ 44,500
   Manufactured housing floor plan facility            7,297     3,801      7,082
   Term notes payable                                 44,012    17,002     41,446
   Accounts payable                                   13,619     9,890     14,766
   Accrued liabilities                                 7,568     6,618      6,829
   Customer deposits                                   5,049     2,764      3,296
   Deferred gain                                       1,775      --         --
                                                    --------  --------   --------
                Total liabilities                    132,351    93,967    117,919
                                                    --------  --------   --------

Minority interest in consolidated entities             3,800       343      1,654
                                                    --------  --------   --------

Subordinated convertible debt                          4,000      --         --
                                                    --------  --------   --------
Commitments and contingencies

Shareholders' equity:
    Preferred shares, no par value, 2,000,000
     shares authorized, none issued or
     outstanding                                         --       --         --
    Common shares, no par value, 18,000,000
     shares authorized, 4,591,488, 4,765,788,
     4,591,488 issued and outstanding at March
     31, 1999, March 31, 1998, and December
     31, 1998, respectively                           24,957    25,131     24,957
    Additional paid-in capital                         4,286     5,551      4,286
    Retained earnings                                 11,209    18,794     13,540
                                                    --------  --------   --------
    Total shareholders' equity                        40,452    49,476     42,783
                                                    --------  --------   --------
                                                    $180,603  $143,786   $162,356
                                                    ========  ========   ========


                   The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                         1999           1998
                                                     -----------    -----------
Net revenues:
     Luxury site-built homes                         $    39,308    $    49,877
     Entry level homes                                     4,915          2,205
     Retail distribution manufactured homes                4,573            930
     Financial services                                      315           --
                                                     -----------    -----------
                  Total net revenues                      49,111         53,012
                                                     -----------    -----------

Expenses:
     Cost of luxury site-built homes                      32,021         42,579
     Cost of sales entry level  homes                      4,593          1,715
     Cost of sales retail distribution
         manufactured homes                                3,894            787
     Interest                                              1,642            993
     Selling                                               4,347          4,319
     General  and administrative                           6,374          4,684
     Financial services                                      300           --
                                                     -----------    -----------
               Total expenses                             53,171         55,077
                                                     -----------    -----------
               Operating loss                             (4,060)        (2,065)


Other income :
     Income from unconsolidated joint
        ventures                                            --               50
     Other, net                                               54             31
                                                     -----------    -----------
     Loss before minority interest and credit
        for income taxes                                  (4,006)        (1,984)

Minority interest in loss of subsidiary                      160             81
                                                     -----------    -----------
     Loss before credit for income taxes                  (3,846)        (1,903)
Credit for income taxes                                   (1,515)          (791)
                                                     -----------    -----------
     Net loss                                        $    (2,331)   $    (1,112)
                                                     ===========    ===========

Basic and diluted loss per
     common share                                    $     (0.51)   $     (0.23)
                                                     ===========    ===========

Weighted average shares outstanding                    4,591,488      4,776,455
                                                     ===========    ===========



                   The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



                                                       ADDITIONAL
                             SHARES        COMMON        PAID-IN        RETAINED
                             ISSUED        SHARES         CAPITAL       EARNINGS      TOTAL
                            ---------      -------       ------        -------     -------
BALANCE, December 31, 1998  4,591,488      $24,957       $4,286        $13,540     $42,783

Net loss                                                                (2,331)     (2,331)
                            ---------      -------       ------        -------     -------
BALANCE, March 31, 1999     4,591,488      $24,957       $4,286        $11,209     $40,452
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

                           ZARING NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      --------------------
                                                                         1999      1998
                                                                      --------   --------
Cash Flows from Operating Activities:
     Net  loss                                                        $ (2,331)  $ (1,112)
         Adjustments to reconcile net loss to cash
          used in operating activities--
             Depreciation and amortization                               1,103        622
             Income from unconsolidated joint ventures                    --          (50)
             Minority interest in loss of subsidiary                      (160)       (81)
         Change in assets and liabilities--
             Future tax benefit                                         (1,698)    (1,421)
             Receivables                                                    74        673
             Inventories                                               (16,624)    (5,829)
             Cash surrender value of life insurance and other assets       716       (595)
             Accounts payable                                           (1,147)     1,437
             Accrued expenses                                              624        326
             Customer deposits                                           1,753        586
                                                                      --------   --------
                  Net cash used in operating activities                (17,690)    (5,444)
                                                                      --------   --------
Cash Flows from Investing Activities:
     Additions to property and equipment                                (1,174)    (3,436)
     Proceeds from sale of property and equipment                           41       --
     Distributions received from unconsolidated joint ventures, net       --           90
                                                                      --------   --------
                  Net cash used for  investing activities               (1,133)    (3,346)
                                                                      --------   --------
Cash Flows from Financing Activities:
     Borrowings on notes payable                                        31,455     26,354
     Repayments of notes payable                                       (16,143)   (15,725)
     Purchase of common shares                                            --         (142)
     Distributions paid to majority shareholder of affiliate              (215)      --
                                                                      --------   --------
                  Net cash provided by financing activities             15,097     10,487
                                                                      --------   --------
 Increase (decrease)  in cash and cash equivalents                      (3,726)     1,697
 Cash and cash equivalents, beginning of period                         15,699      4,160
                                                                      --------   --------
 Cash and cash equivalents, end of period                             $ 11,973   $  5,857
                                                                      --------   --------

 Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for-
         Interest, net of amounts capitalized                         $  1,713   $  1,292
                                                                      --------   --------
         Income taxes                                                 $    183   $    584
                                                                      ========   ========

   Supplemental schedule of non-cash investing and financing activities:

   During the three months ended March 31, 1999, the Company received a note receivable in exchange for the sale of an investment in the HomeMax, Inc. subsidiary (Note 6):

Note receivable                                                         $4,411
Deferred gain                                                           (1,775)
Minority interest                                                       (2,521)
Accrued expenses                                                          (115)

                   The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


(1)    BASIS OF PRESENTATION-
       Effective in May 1997, Zaring National Corporation (an Ohio corporation) implemented the formation of a holding company structure which results in the accompanying consolidated financial statements including the accounts of Zaring National Corporation and subsidiaries (the Company). The subsidiaries of the Company include the following: Zaring Homes, Inc. and its subsidiaries, Zaring Homes of Indiana, LLC and Zaring Homes Kentucky, LLC; Zaring Holdings, Inc.; HomeMax Operating Properties, L.L.C. (Note
       6); HomeMax, Inc. and its subsidiaries, HomeMax North Carolina, Inc., HomeMax Tennessee, Inc., HomeMax South Carolina, Inc., HomeMax Ohio, Inc., HM Properties, Inc., HomeMax Indiana, LLC and HomeMax Kentucky, LLC; Hearthside Homes, LLC; Legacy Mortgage Corporation doing business as Hearthside Home Mortgage.

       In October 1998, the Company increased its ownership of Blue Chip Mortgage Company, LLC (Blue Chip) from 50% to 100%. Accordingly, the financial results of Blue Chip subsequent to September 1998 are consolidated with the Company's activities whereas activities of Blue Chip prior to October 1998 were reported using the equity method of accounting. Effective April 1, 1999 Blue Chip and Legacy Mortgage Corporation were merged and renamed Zaring Financial Services, LLC.

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

       In November 1996, the Company formed HomeMax, Inc. (HomeMax) for the purpose of entering into the retail distribution of manufactured housing. HomeMax, based in Raleigh, North Carolina, commenced operations in the first quarter of 1997 and currently operates twelve sales villages located in North Carolina, South Carolina and Kentucky.

       Effective October 1, 1997, the Company, through its subsidiary Hearthside Homes, LLC (Hearthside), acquired substantially all of the net operating assets of Legacy, Inc., an Indianapolis based builder of entry level single family homes. The Company also acquired the stock of Legacy Mortgage Corporation, an entity which originates, processes and sells mortgages to third-party investors.

       In June 1998, the Company's principal shareholder formed First Cincinnati Leasing LLC (Leasing LLC) and First Cincinnati Land LLC (Land LLC) to purchase and leaseback certain model homes and purchase certain undeveloped land, as applicable. As a result of, among others, the principal shareholder's control of Leasing LLC and Land LLC, the results of each of these entities have been consolidated with the Company's activities subsequent to their formation. The LLCs initial capitalization and related share of income is included as a component of minority interest in the accompanying consolidated financial statements.

       In March 1999, the Company's principal shareholder formed First Cincinnati Leasing 99 LLC (Leasing 99 LLC) to purchase and leaseback certain model homes. No model homes were purchased by Leasing 99 LLC during the period ending March 31, 1999.

       All significant intercompany transactions and balances have been eliminated in consolidation.

       The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Since such financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the consolidated financial statements and related footnotes included in the Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's unaudited consolidated financial statements as of March 31, 1999 have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results for the entire year.

(2)    CAPITALIZED INTEREST-
       Interest is capitalized on land in the process of development, construction of sales villages and residential housing construction costs during the development and construction period. The following table summarizes the activity with respect to capitalized interest:

                                                     THREE MONTHS ENDED MARCH 31,
                                                        (DOLLARS IN THOUSANDS)
                                                     -----------------------------
                                                       1999              1998
                                                      -------           -------
       Capitalized interest,                          $ 2,139           $ 1,678
         beginning of period
       Interest incurred                                1,619             1,280
       Interest expensed                               (1,642)             (993)
                                                      -------           -------
       Capitalized interest,
         end of period                                $ 2,116           $ 1,965
                                                      =======           =======



 (3)   NOTES PAYABLE-
       The Company has an unsecured, $87.5 million syndicated credit facility with PNC Bank acting as agent. This facility consists of a revolving credit facility, providing for borrowings up to $72.5 million, depending on the Company's borrowing base, as defined in the agreement, and a $15 million term loan. Ten million dollars of the revolving credit facility may be used for letters of credit.

       The Company's notes payable consist of the following at March 31, 1999:

       Revolving Credit Facility, payable to PNC Bank, as agent, $72.5 million maximum available borrowings, interest rate options of (a) the greater of the Prime Rate or the Federal Funds rate plus .50% or the (b) Euro-rate plus 1.25% to 1.63%, depending on the Company's leverage ratio
       (borrowings outstanding at March 31, 1999 are at 7.07%),
       expiring in July 2000.                                                         $ 53,031
                                                                                      ========

       Manufactured Housing Floor Plan Facility, payable to Nations Bank, $12.9 million financing facility for inventory and display models, interest at the Prime Rate or the Euro-rate plus 2.35% (7.31% at March 31, 1999) and subject to repayment upon the earlier of sale or the end of, in certain circumstances, six months if held in inventory. Borrowings for the cost of certain models held for more than twelve months accrue interest at 10%
       and are subject to repayment no later than twenty-four months
       after the date of initial borrowing.                                           $  7,297
                                                                                      ========

       Term Loans, payable to PNC Bank, as agent, borrowings at interest rate options of (a) the greater of the Prime Rate or the Federal Funds rate plus .50% or the (b) Euro-rate plus 1.38% to 1.75%, depending on the Company's leverage ratio (borrowings outstanding at March 31, 1999 are at 6.89%), payable in quarterly installments of
       $750 through April 2001.                                                       $  6,750
                                                                                      ========

       Credit Agreement, payable to The Provident Bank, $15.0 million available for working capital needs of HomeMax, Inc. and subsidiaries, interest at the Prime Rate plus 1%, (8.75% at March 31, 1999), payable in three annual installments of $1.47 million commencing March 15, 2000, entire balance payable at the earlier of June 15, 2002 or 90 days following the sale of the remaining 50% of HomeMax (Note 6), secured by
       $8.4 million of promissory notes, contingent interest equal to a percentage of the gain, if any, upon the sale of additional interest in
       HomeMax, as defined per the Credit Agreement, $10.0 million
       guaranteed by Zaring Homes, Inc.                                                      15,000

       Notes Payable to Former Shareholders, interest at 6.00% to 8.50%, payable
       in equal annual installments, due December 1999 and August 2001.                       1,378

       Other Term Notes, payable to banks, interest at 7.95%, payable in quarterly
       installments of $437 through June 2001.                                                4,050

       Obligation of Zaring Financial Services:
       Revolving line of credit payable to a bank, permitted borrowings of up to $5.0 million, interest at the Prime Rate minus 0.25%.  No
       borrowings outstanding as of March 31, 1999.                                            -

       Obligations of Leasing LLC, Land LLC and Leasing 99 LLC: Notes payable by
       Leasing LLC to a bank, permitted borrowings of up to $10.0 million, interest at LIBOR plus 1.75% (6.69% at March 31, 1999) payable monthly, secured by model homes and a personal guarantee, payable upon sale of the
       models or in annual installments through June 2001.                                    8,029

       Notes payable by Land LLC to a bank, permitted borrowings of up to $10.0 million, interest at LIBOR plus 2.25% (7.19% at March 31, 1999) payable monthly, secured by land and a personal
       guarantee, payable in July 2001.                                                       8,805

       Notes payable by Leasing 99 LLC to a bank, permitted borrowings of up to
       $3.0 million prior to September 30, 1999, interest at LIBOR
       plus 1.75%.  No borrowings outstanding as of March 31, 1999.                              _

                                                                                            -------
                                                                                            $44,012
                                                                                            =======

       The bank credit agreements include provisions which require, among others, that the Company maintain certain levels of tangible net worth and cash flow from operations as well as limiting the Company's ratio of debt to equity. During the quarter ended March 31, 1999, the Company was not in compliance with certain of the debt covenant requirements. Those events of noncompliance were waived by the banks.

       The Company is contingently liable under letters of credit of approximately $8.4 million issued as a result of lot and land acquisition and development activities through March 31, 1999.

(4)    EARNINGS (LOSS) PER COMMON SHARE-
       Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

       Options to purchase 322,746 and 125,159 shares of common stock at an average exercise price of $9.98 and $9.96 per share were outstanding as of March 31, 1999 and 1998, respectively, but were not included in the computation of earnings per share since the options' exercise prices were greater than the average market price of the common shares. In addition, inclusion of any options in the computation of diluted earnings per share would be anti-dilutive due to the net loss incurred.

       Since there are no dilutive securities, basic and diluted earnings (loss) per share are identical thus a reconciliation of the numerator and denominator is not necessary.

(5)    SHAREHOLDERS' EQUITY-
       The Company is authorized to issue up to 2,000,000 preferred shares of which 1,000,000 are voting. No preferred shares have been issued.

(6) HOMEMAX, INC. JOINT VENTURE WITH AMERICAN HOMESTAR CORPORATION Effective March 15, 1999, after assignment of certain obligations and other preclosing activities, the Company sold a 25% interest in HomeMax to American Homestar Corporation (American Homestar) for a note receivable of approximately $4.4 million. The note receivable is to be paid in three annual installments commencing March 15, 2000 and accrues interest payable quarterly, at prime. The amended and restated securities purchase agreement includes the following terms:

       - American Homestar issued a $4.0 million subordinated convertible loan to HomeMax concurrent with the sale. This subordinated loan accrues interest at 6%, payable quarterly, while the principal is payable on June 15, 2002 unless accelerated as a result of available cash flow of HomeMax, as defined. The subordinated loan is convertible into an additional 25% of HomeMax at the discretion of American Homestar.

       - The Company retained a $4.0 million receivable due from HomeMax which accrues interest at 6.0% and is payable quarterly. The $4.0 million of principal is payable on June 15, 2002, unless accelerated as a result of available cash flow of HomeMax, as defined.

       - The Company agreed to pay up to $3.0 million in connection with certain annual lease obligations.

       - Subsequent to the sale, model home inventory will be replaced with the inventory of American Homestar. Costs of replacement, if any, will be provided by the Company and American Homestar in amounts up to $1.0 million and $0.5 million, respectively.

       - Subsequent to the sale, the Company and American Homestar each agreed to provide up to $50,000 per quarter to support advertising and promotional initiatives.

       - American Homestar agreed to provide certain management and consulting services for up to three years for compensation of at least $0.5 million plus an additional fee of up to $750,000 based upon quarterly losses during the first four quarters following closing.

       - American Homestar and the Company each agreed to provide working capital loans of up to $0.5 million to HomeMax which will accrue interest at prime.

       - The Company has the option to sell and American Homestar has the option to buy 50% of HomeMax within three years at a defined price.

       - The Company received an option, which expires on March 15, 2004, to purchase up to 150,000 shares of common stock of American Homestar with an exercise price of $18.00 per share.

       The accompanying financial statements include the results of HomeMax for all applicable periods. Losses for the period subsequent to the transaction allocable to American Homestar are included as a component of minority interest in loss of subsidiary in the consolidated statements of operations. Similarly, American Homestar's investment net of allocable losses is included as a component of minority interest in consolidated subsidiaries in the accompanying balance sheets. The gain resulting from the Company's sale of a 25% interest in HomeMax to American Homestar has been deferred until, among other factors, American Homestar converts its subordinated note into an additional 25% equity interest in HomeMax.

(7)    NEW PRONOUNCEMENTS-

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

 (8)   RECLASSIFICATIONS-

       Certain amounts in the consolidated interim financial statements for 1998 have been reclassified to conform to the 1999 presentation.

 (9)   SEGMENT INFORMATION-

         The following tables set forth, for the periods indicated, certain segment information regarding the Company's operations.

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ----------------------
                                                              1999       1998
                                                           --------    --------
                                                           (Dollars in thousands)
Zaring Homes, Inc.
     Luxury Site-Built Homes
         Revenues                                          $ 39,012    $ 49,877
         Cost of sales                                       31,753      42,579
         Interest                                             2,061       1,520
         Selling, general and administrative                  6,780       5,860
                                                           --------    --------
         Operating loss                                      (1,582)        (82)
         Other income (expense)                                  (9)          8
                                                           --------    --------
         Pretax Luxury Site-Built Loss                       (1,591)        (74)

Hearthside Homes, LLC
     Entry Level Homes
         Revenues                                             4,915       2,205
         Cost of sales                                        4,593       1,715
         Interest                                               219          17
         Selling, general and administrative                    519         452
                                                           --------    --------
         Operating income (loss)                               (416)         21
         Other income                                             3          13
                                                           --------    --------
         Pretax Entry Level Income (Loss)                      (413)         34

HomeMax, Inc.
     Retail Distribution Manufactured Homes
         Revenues                                             4,573         930
         Cost of sales                                        3,894         787
         Interest                                               545         202
         Selling, general and administrative                  2,400       2,107
                                                           --------    --------
         Operating loss                                      (2,266)     (2,166)
         Other income                                            18           1
         Minority interest                                       57          81
                                                           --------    --------
         Pretax Retail Distribution Loss                     (2,191)     (2,084)

Financial Services
         Revenues                                               315        --
         Expenses                                               300        --
                                                           --------    --------
         Operating income                                        15        --
         Other income                                            41        --
                                                           --------    --------
         Pretax Financial Services Income                        56        --

Majority Shareholder LLC's
         Revenues                                               296        --
         Cost of sales                                          267        --
         Interest                                               265        --
         Selling, general and administrative                     24        --
                                                           --------    --------
         Operating loss                                        (260)       --
         Other                                                  157        --
         Minority interest                                      103        --
                                                           --------    --------
                                                                --         --
Corporate
         Interest income from subsidiaries, net               1,448         746
         General and administrative                          (1,155)       (525)
                                                           --------    --------
         Loss before taxes                                   (3,846)     (1,903)
         Credit for income taxes                             (1,515)       (791)
                                                           --------    --------
         Net Loss                                          $ (2,331)   $ (1,112)
                                                           ========    ========

Other pertinent information regarding the Company's segment operations are as follows:


                                 Zaring        Hearthside
                               Homes, Inc.     Homes, LLC                HomeMax, Inc.     Majority
                            Luxury Site-Built Entry Level  Financial  Retail Distribution Shareholder
                                  Homes          Homes      Services  Manufactured Homes     LLC,s       Corporate   Total
                            ------------------------------------------------------------------------------------------------

Segment assets
  As of March 31, 1999          $102,355      $11,992       $219        $ 23,135          $ 17,849     $34,439    $189,989


RECONCILIATION OF SEGMENT ASSETS TO TOTAL ASSETS

                      AS OF MARCH 31, 1999:

Total segment assets              $189,989

Elimination of inter-entity        (21,359)
    investments
Cash and cash equivalents *         11,973
                                  ========
                                  $180,603
                                  ========

* Management excludes cash and cash equivalents from assessing a segment's operating performance.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

RESULTS OF OPERATIONS

The Company's business and the homebuilding industry are subject to changes in national and local economic conditions, as well as other factors, including employment levels, availability of financing, interest rates, consumer confidence and housing demand. The Company's results of operations for the periods presented include luxury site-built homes, entry level homes, retail distribution manufactured homes and financial services and reflect the cyclical nature of the housing industry.

The Company reported consolidated net revenues of $49.1 million for the quarter ended March 31, 1999, compared to $53.0 million for the same quarter in 1998. Net loss for the first quarter of 1999 was $(2.3) million or $(0.51) per share, compared to net loss of $ (1.1) million or $ (0.23) per share for the first quarter of 1998.

The following tables set forth, for the periods indicated, certain segment information regarding the Company's operations.

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        ---------------------------
                                                                          1999               1998
                                                                        -------            -------
                                                                           (Dollars in thousands)
Zaring Homes, Inc.
     Luxury Site-Built Homes
         Revenues (1)                                                   $39,012            $49,877
         Cost of sales                                                   31,753             42,579
         Interest                                                         2,061              1,520
         Selling, general and administrative                              6,780              5,860
                                                                        -------            -------
         Operating loss                                                  (1,582)               (82)
         Other income (expense)                                              (9)                 8
                                                                        -------            -------
         Pretax Luxury Site-Built Loss                                   (1,591)               (74)

Hearthside Homes, LLC
     Entry Level Homes
         Revenues (1)                                                     4,915              2,205
         Cost of sales                                                    4,593              1,715
         Interest                                                           219                 17
         Selling, general and administrative                                519                452
                                                                        -------            -------
         Operating income (loss)                                           (416)                21
         Other income                                                         3                 13
                                                                        -------            -------
         Pretax Entry Level Income (Loss)                                  (413)                34

HomeMax, Inc.
     Retail Distribution Manufactured Homes
         Revenues (1)                                                     4,573                930
         Cost of sales                                                    3,894                787
         Interest                                                           545                202
         Selling, general and administrative                              2,400              2,107
                                                                        -------            -------
         Operating loss                                                  (2,266)            (2,166)
         Other income                                                        18                  1
         Minority interest                                                   57                 81
                                                                        -------            -------
         Pretax Retail Distribution Loss                                 (2,191)            (2,084)

Financial Services
         Revenues                                                           315                  -
         Expenses                                                           300                  -
                                                                        -------            -------
         Operating income                                                    15                  -
         Other income                                                        41                  -
                                                                        -------            -------
         Pretax Financial Services Income                                    56                  -

Majority Shareholder LLC's
         Revenues (1)                                                       296                  -
         Cost of sales                                                      267                  -
         Interest                                                           265                  -
         Selling, general and administrative                                 24                  -
                                                                        -------            -------
         Operating loss                                                    (260)                 -
         Other                                                              157                  -
         Minority interest                                                  103                  -
                                                                        -------            -------


                                                                              -                  -
Corporate
         Interest income from subsidiaries, net                           1,448                746
         General and administrative                                      (1,155)              (525)
                                                                        -------            -------
         Loss before taxes                                               (3,846)            (1,903)
         Credit for income taxes                                         (1,515)              (791)
                                                                        -------            -------
         Net Loss                                                       $(2,331)           $(1,112)
                                                                        =======            =======



 (1) Revenue from sale is recognized upon the closing of the sale.


                                                            THREE MONTHS ENDED
                                                          -----------------------
                                                                 MARCH 31,
                                                          ----------------------
                                                           1999           1998
                                                          --------      --------
                                                           (Dollars in thousands)
Luxury Site-Built Homes
Operating data:
     Units
         New Orders (1)                                        305           336
         Closings (2)                                          141           200
         Backlog (3)                                           420           376
Average revenue per closing                               $    277      $    250
Average value of new order sales                          $    287      $    253
Sales value of backlog                                    $120,511      $ 95,809

Entry Level Homes
Operating data:
     Units
         New Orders (1)                                         66            39
         Closings (2)                                           39            19
         Backlog (3)                                            79            44
Average revenue per closing                               $    127      $    116
Average value of new order sales                          $    131      $    128
Sales value of backlog                                    $ 10,211      $  5,852

Retail Distribution Manufactured Homes
Operating data:
     Units
         New Orders (1)                                        124            73
         Closings (2)                                           77            19
         Backlog (3)                                           214            94
Average revenue per closing                               $     59      $     48
Average value of new order sales                          $     68      $     55
Sales value of backlog                                    $ 14,706      $  5,458

(1) New orders represent total new home orders received during the period, net of cancellations.
(2) Revenue from a sale is recognized upon the closing of the sale.
(3) Backlog includes new orders which have not yet closed.

ZARING HOMES, INC., LUXURY SITE-BUILT HOMES- Net revenues for the three months ended March 31, 1999 decreased 21.2% as compared to the same period 1998. Zaring Homes delivered 141 homes in the first quarter of 1999, compared to 200 homes in 1998, a 29.5% decrease. These decreases are attributable to the slowing of net sales during the fourth quarter of 1998 which impacted closings in the first quarter of 1999. The average selling price of a home was $287,000 and $253,000 for the three months ended March 31, 1999 and 1998 respectively, representing a 13.4% increase from the corresponding period in 1998. Backlog increased 25.8% with a total sales value of $120.5 million as of March 31, 1999 as compared to $95.8 million as of March 31, 1998.

Gross profit decreased $39,000 in the first quarter of 1999 as compared to the first quarter of 1998. Gross profit as a percentage of revenue increased 27.2% to 18.6% of revenues during the first quarter of 1999 as compared to 14.6% during the first quarter of 1998. The increase in gross profit is attributable to, among other factors, the closing of contracts with higher margins and decreased subcontractor and other production costs. Interest expense increased $541,000 in the three months ended March 31, 1999, compared to the same period in 1998 . This increase is mainly attributable to a larger investment in model home and land inventories as of March 31, 1999.

As a percentage of revenue, selling expenses increased from 7.1% during the three month period ended March 31, 1998 to 8.4% during the three month period ended March 31, 1999. This increase is a result of increased sales staffing levels and design center expenses. As a percentage of revenue, general and administrative expenses increased to 8.9% during the first quarter of 1999 from 4.7% during the first quarter of 1998. General and administrative expenses increased $1.2 million or 50.2% in the first quarter of 1999, compared to the first quarter of 1998. This increase was primarily attributable to increased corporate staffing, additional office space and related expenses. As a percentage of revenues, selling, general and administrative expenses were 17.4% and 11.7% for the three month period ended March 31, 1999 and 1998, respectively. The increase in this percentage is attributed to the timing of closings, as well as increased corporate overhead cost.

As a result of the foregoing, Zaring Homes reported a pretax loss of $1.6 million or 4.1% of net revenues in the first quarter of 1999, an increase in the pre-tax loss of $1.5 million from the same period in 1998.

HEARTHSIDE HOMES, LLC, ENTRY LEVEL HOMES- Net revenues for the three months ended March 31, 1999 and March 31, 1998 were $4.9 million and $2.2 million, respectively. Hearthside delivered 39 and 19 homes in the three months ended March 31, 1999 and March 31, 1998, respectively. The average selling price of a home was $131,000 and $128,000 for the three months ended March 31, 1999 and 1998, respectively, representing a 2.3% increase from the corresponding period 1998. Backlog increased 74.5% with a total sales value of $10.2 million as of March 31, 1999 as compared to $5.9 million as of March 31, 1998. The backlog increase was directly attributable to the expansion into the Louisville, Kentucky and Nashville, Tennessee markets during the fourth quarter 1998.

Gross profit was $322,000, or 6.5% and $490,000, or 22.2% for the three months ended March 31, 1999 and March 31, 1998, respectively. The decrease in the gross profit percentage is attributable to the conversion of precision built home processes to site-built and the expansion efforts in Louisville, Kentucky and Nashville, Tennessee. Selling, general and administrative expenses were $519,000, or 10.6% and $452,000, or 20.5% of revenues, for the three months ended March 31, 1999 and March 31, 1998, respectively, reflecting Hearthside's increased closing revenues to cover such expenses. Interest expense was $219,000 and $17,000 for the three months ended March 31, 1999 and March 31, 1998, respectively. The increase in interest expense is directly attributable to increased inventory levels. As a result of the foregoing, Hearthside reported a pretax loss of $413,000 as compared to $34,000 in pretax income for the three months ended March 31, 1999 and March 31, 1998, respectively.

HOMEMAX, INC., RETAIL DISTRIBUTION MANUFACTURED HOMES- Net revenues for the three months ended March 31, 1999 increased $3.6 million from $930,000 in the first quarter of 1998 to $4.6 million in the first quarter of 1999. HomeMax closed 77 units in the first quarter of 1999, an increase of 305.3% from the 19 units closed in the same period of 1998. The overall increase for the three month period is attributable to the fact that 12 sales villages were open as of March 31, 1999 compared to six sales villages open as of March 31, 1998. Sales of the new product have been improving, as reflected in the backlog of 214 units as of March 31, 1999, compared to 94 units in 1998; however, the time from contract to close has lengthened due mainly to the receipt of customer financing approvals.

Gross profit was $679,000 or 14.9% for the three months ended March 31, 1999 as compared to $143,000 or 15.4% for the same period in 1998, a decrease of 3.2%. This decrease is due to production expenses that were not able to be passed on to the consumer. Interest expense increased $343,000 in the three months ended March 31, 1999, as compared to the corresponding period in 1998. This increase is due to the increase in the number of open HomeMax villages from six as of March 31, 1998 to twelve in 1999. Each village necessitates a significant investment which includes sales office units, model units and related furnishings. Also contributing to the increase in interest expense is the increase in the number of units in backlog and the financing of the infrastructure expansion for selling and administrative initiatives. As a percentage of revenues, interest expense decreased from 21.7% in the first quarter of 1998 to 11.9% in the first quarter of 1999. Such percentage of revenue decrease was directly attributable to the increased closing revenues during the three months ended March 31, 1999 as compared to the same period in 1998.

Selling, general and administrative expenses for HomeMax, including infrastructure costs to leverage the expansion efforts, totaled $2.4 million for the three months ended March 31, 1999 compared to $2.1 million for the same period in 1998. Selling expenses were $750,000 or 16.4% of revenues in the first quarter of 1999 compared to $779,000, or 83.8% of revenues for the same period in 1998. The decrease as a percentage of revenues is primarily due to increased closing revenues during the first quarter 1999 as compared to first quarter 1998. General and administrative expenses were $1.6 million in the first quarter of 1999 versus $1.3 million for the same period in 1998, an increase of $322,000. The increase in general and administrative expense is attributable to the increased number of stores open as of March 31, 1999 as compared to March 31, 1998.

As a result of the foregoing, HomeMax reported a pretax loss of $2.2 million in the first quarter of 1999 compared to a pretax loss of $2.1 million in the first quarter of 1998.

The Company entered into a joint venture agreement with American Homestar. Refer to Note 6 of the Notes to the Consolidated Financial Statements.

FINANCIAL SERVICES - The financial services segment reported revenues of $315,000 for the three months ended March 31, 1999. After deducting $300,000 in expenses associated with the mortgage company operations offset by $41,000 in miscellaneous other income, the financial services segment reported pretax income of $56,000 for the first quarter 1999. The 1998 financial services results were minor.

MAJORITY SHAREHOLDER LLCS - First Cincinnati Leasing LLC and First Cincinnati Land LLC are reported as "Majority Shareholder LLC's". Leasing LLC closed one home during the three months ended March 31, 1999 for $296,000. Interest expense of $267,000 during the three months ended March 31, 1999 represents interest incurred for model home and undeveloped land holdings. Other income of $157,000 represents model home rental income for the three months ended March 31, 1999.

OTHER OPERATING RESULTS- Interest income from subsidiaries represents the allocation of interest cost to the subsidiaries. Corporate general and administrative expenses were $1.2 million for the three month period ended March 31, 1999, as compared to $525,000 for the three month period ended March 31, 1998. The increase in Corporate general and administrative expenses is attributed to the additional support being provided to the HomeMax and Hearthside expansion activities as well as the necessary support for continued Zaring Homes growth.

YEAR 2000 ISSUE

BACKGROUND--At midnight on December 31, 1999, unless the proper modifications have been made, the program logic in many of the world's computer systems will start to produce erroneous results because, among other things, the systems will incorrectly read the date "01/01/00" as being January 1 of the year 1900 or another incorrect date. In addition, certain systems may fail to detect that the year 2000 is a leap year. Problems can also arise earlier than January 1, 2000, as dates in the next millennium are entered into non-Year 2000 compliant programs.

ZARING NATIONAL CORPORATION YEAR 2000 COMPLIANCE PROGRAM--During 1998, the Company initiated a comprehensive corporate wide Year 2000 Compliance Program (the Compliance Program) to evaluate and address the impact of the Year 2000 issue on its entire operations. The Compliance Program covers all aspects of the Company's business that may be affected by the Year 2000 issue. The issue is segregated into three main categories of possible risk: internal systems, supplier exposure, and environmental risk. All internal systems will be reviewed for Year 2000 compliance. This includes all server, client, and communication hardware, all related peripheral hardware, and all "embedded" system hardware. Additionally, all of the application software that runs on the internal system hardware will be reviewed for compliance. Supplier exposure is also being considered in this review. Supplier exposure includes a review of any products or services used directly by the Company throughout its value delivery process. The supplier category also includes analysis of possible first and second tier supplier work interruptions caused by the Year 2000 issue. The last category of review is the environmental impact of the issue on operations, including internal work interruptions caused by external events such as power delivery and physical access. This Compliance Program encompasses the review of all three categories of risk at Zaring Homes, Hearthside, HomeMax and all other Company subsidiary organizations.

YEAR 2000 COMPLIANCE PROGRAM PROCESS--The Company's process to achieve Year 2000 compliance involves four major steps: inventory of assets and suppliers, risk assessment, action plan development, and testing.

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

TIME TO COMPLETE THE YEAR 2000 COMPLIANCE PROGRAM--As of March 31, 1999, the Company has entered into Step two of the Compliance Program, with the exception of the implementation of the core management information system, which is complete. The timeline for completion of all four phases of the program, in all operations of the Company, is July 1999. The Company believes that this is a realistic time frame and that it permits sufficient time prior to first "date events" to insure the Company has adequately addressed the issue.

ZARING NATIONAL'S CORE INFORMATION SYSTEM--Prior to the undertaking of the Compliance Program, the Company realized that one of its core information systems was not compliant and that there was a significant risk that the software supplier could not develop an upgrade in sufficient time. For this reason, and other operational benefits, the Company decided to replace this core non-compliant system with a new and compliant product. This effort was formally launched in January 1998 and was complete as of March 31, 1999. Year 2000 compliant core accounting, purchasing, payables and management information system was installed in all of the Company's relevant operations, and the non-compliant system was decommissioned. This project has met all major milestones to date and is within the budgeted amount of $3.0 million. As of March 31, 1999, a total of $2.4 million of costs have been capitalized in association with this project in accordance with the guidelines established in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued in March 1998.

COST OF THE YEAR 2000 COMPLIANCE PROGRAM--At the present time, management estimates that the costs associated with completing the comprehensive Compliance Program will be approximately $125,000. This estimate represents external vendor consulting and excludes the expense associated with management's oversight and review of the Compliance Program. In addition, this estimate excludes any non-core information system hardware or software remediation cost. However, miscellaneous hardware and software remediation costs, other than the core management information system discussed previously, are anticipated to be immaterial to the overall Company's operations. Compliance Program review costs are expensed as incurred. The Company intends to finance the cost of the core management information system and Year 2000 compliance review through internal sources of funds.

RISKS OF NON-COMPLIANCE AND CONTINGENCY PLANS--The transmission and distribution by automation systems affecting the building of a home and the internal management information systems affecting cash flow management are major business applications which pose the greatest Year 2000 risks for the Company if implementation of the Compliance Program is not successful. The potential problems related to these systems are interruptions of service to customers, interrupted revenue and cost data gathering, delays in the cash payment function, and poor customer relations resulting from a delayed building process. Although the Company intends to complete all Year 2000 remediation and testing activities by the end of July 1999, and although the Company has initiated Year 2000 communications with significant vendors and other parties material to the Company's operations (and is diligently monitoring the progress of such third parties in the Year 2000 compliance area), such third parties nonetheless represent a significant risk that cannot be assessed with precision or controlled with certainty. The Company's ability to meet the target date of July 1999 in finalizing its Compliance Program is heavily dependent upon the timely provision of necessary upgrades and modifications by the Company's suppliers and contractors. In some instances, it is anticipated that third party upgrades and modifications to hardware and software are not expected to be available until second quarter 1999. In addition, the Company cannot guarantee that third parties on whom it depends for essential services (such as lumber, building materials, subcontractor labor, electric utilities, exchange carriers, phone and fax systems, etc.) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business. However, the Company has established a supplier compliance program to work with key vendors to minimize such risks. For these reasons, the Company intends to develop contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur, including contingencies for the potential failures of key vendors to become Year 2000 compliant. A final contingency plan is scheduled to be completed prior to July 1999.

                         CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operating activities increased from a $5.4 million use of cash during the three months ended March 31, 1998 to a $17.7 million use of cash during the three months ended March 31, 1999. This overall increase in the use of cash is a result of the following: a net loss for the three months ended March 31, 1999 of $2.3 million compared to a net loss of $1.1 million for the three months ended March 31, 1998, a decrease in the future tax benefit ($277,000), decreases in accounts payable ($2.6 million), increases in accounts receivable ($599,000) and additional investments in both site-built and manufactured housing inventories ($10.8 million). Such uses of cash were offset by increases in depreciation and amortization and other non cash activities ($452,000), increases in accrued expenses and customer deposits ($1.5 million) and decreases in the cash surrender value of life insurance and other assets ($1.3 million). Since December 31, 1998, the Company has utilized $16.6 million in cash for investments in both site-built and manufactured housing inventories.

Net cash used for investing activities decreased $2.2 million from $3.3 million during the three months ended March 31, 1998 to $1.1 million during the three months ended March 31, 1999. This decrease is directly related to a decrease in property and equipment purchases, particularly at HomeMax for sales village development. Since December 31, 1998, the Company expended $1.2 million for purchases of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 1999 was $15.1 million, an increase of $4.6 million from the same period in 1998. This increase was due to net bank borrowings increasing by $4.7 million from $10.6 million for the three months ended March 31, 1998 to $15.3 million for the three months ended March 31, 1999. The borrowings were primarily used to finance additional investments in inventories, support working capital needs and purchase property and equipment. In addition, $215,000 of distributions were paid to the owner of Leasing LLC.

Financing for Zaring Homes and Hearthside Homes is provided through a $72.5 million bank revolving credit facility, $6.8 million of bank term borrowings, $19.8 million of term facilities available from entities controlled by the Company's chairman and approximately $5.4 million of other financing.

Financing for HomeMax is provided through a bank floor plan credit facility, a $15.0 million bank term facility secured in March 1999 to refinance preexisting obligations, or a $4.0 million subordinated convertible debt facility, as well as other commitments provided by American Homestar and the Company.

During the quarter ended March 31, 1999, the Company was not in compliance with certain of the debt covenant requirements. Those events of noncompliance were waived by the banks. The Company has made and continues to have the ability to make timely payments to its banks. It is anticipated that the Company will be able to comply with the covenants at the appropriate measurement dates during the remainder of the year.

The Company believes its present cash balances, amounts available under existing borrowing agreements and amounts generated from future operations will provide adequate funds for its future plans.

LOT COMMITMENTS- In the aggregate, as of March 31, 1999, Zaring Homes owned, had the ability to develop or purchase, or had under contract 4,238 lots. At March 31, 1999, Zaring Homes owned approximately 787 lots and undeveloped land, including land owned by Land LLC, which will be developed into approximately 868 lots. Zaring also had under contract, subject to the satisfaction of Zaring's purchase contingencies and exercising of option agreements, 1,259 lots and undeveloped land which, if purchased, would be developed into approximately 1,324 lots. Of the 1,259 lots under contract, Zaring Homes is committed to 435 lots.

As of March 31, 1999, Hearthside Homes owned, had the ability to purchase, or had under contract 1,061 lots. At March 31, 1999, Hearthside owned approximately 131 lots. Hearthside Homes also had under contract, subject to the satisfaction of Hearthside Homes'purchase contingencies and exercising of option agreements, 930 lots, of which Hearthside Homes is committed to 129 lots.

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

CAUTIONARY STATEMENTS - Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general real estate, general economic and other conditions, fluctuations in interest rates, increases in raw materials and labor costs, levels of competition and other factors described in Zaring National Corporation's Form 10-Q for the quarter ended September 30, 1998.

                ITEM 3. QUALTITATIVE AND QUANTITATIVE DISCLOSURE
                               ABOUT MARKET RISK

There were no material changes in the qualitative and quantitative disclosures about market risk as of March 31, 1999 from that presented in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL INFORMATION

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

ITEM 3.    NONE

ITEM 4.    NONE

ITEM 5.    NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             Exhibit 27, Financial Data Schedule

         (b) During the first quarter ended March 31, 1999, the Company filed a Form 8-K reporting information under Item 2 regarding the completion of an agreement whereby American Homestar Corporation acquired 25% of the outstanding common stock of HomeMax, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         ZARING NATIONAL CORPORATION
         (Registrant)



Date:  May 17, 1999              By:  /s/ Allen G. Zaring III
                                 -------------------------------------
                                 Allen G. Zaring III
                                 Chairman of the Board, President and
                                 Chief Executive Officer


Date:  May 17, 1999              By:  /s/ Ronald G. Gratz
                                 -------------------------------------
                                 Ronald G. Gratz
                                 Chief Financial Officer
                                 Secretary and Treasurer
                                 (Principal Financial and Accounting Officer)