Form 10-Q
period 1999-06-30
ZARING NATIONAL CORP
filed 1999-08-16
CIK 1034898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

                     YES      X                      NO
                           -------                     -----

Number of common shares outstanding as of June 30, 1999:  4,591,488

                                                                 Total Pages: 26

                          ZARING NATIONAL CORPORATION

                                     INDEX

                                                                           Page

PART I   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets,
         June 30, 1999, June 30, 1998 (unaudited), and
         December 31, 1998                                                   3

         Consolidated Statements of Operations (unaudited),
         Three Months Ended June 30, 1999 and 1998 and
         Six Months Ended June 30, 1999 and 1998                             5

         Consolidated Statement of Shareholders' Equity,
         Six Months Ended June 30, 1999 (unaudited)                          6

         Consolidated Statements of Cash Flows,
         Six Months Ended June 30, 1999 and 1998 (unaudited)                 7

         Notes to Consolidated Financial Statements (unaudited)              8


     Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         16

     Item 3.  Qualitative and Quantitative Disclosure About Market Risk     24

PART II  OTHER INFORMATION                                                  25

SIGNATURES                                                                  26


                                           PART I. FINANCIAL INFORMATION

                                     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                                            ZARING NATIONAL CORPORATION

                                            CONSOLIDATED BALANCE SHEETS

                                                      ASSETS
                                              (DOLLARS IN THOUSANDS)



                                                                          (UNAUDITED)
                                                                           JUNE 30,
                                                                  ---------------------------       DECEMBER 31,
                                                                     1999               1998              1998
                                                                  --------           --------           --------

Cash and cash equivalents                                         $ 14,362           $  4,292           $ 15,699
Receivables:
   Related parties                                                      65              1,233                 82
   Notes                                                             4,559                 50                325
     Manufactured housing rebates and other                          1,850                220                885
Inventories:
   Luxury site-built homes                                          52,759             47,834             32,365
   Entry level homes                                                 7,527              2,340              6,405
   Retail distribution manufactured homes                            3,427              1,286              2,746
   Model homes                                                      22,473             18,298             21,046
   Land, development costs and finished lots                        65,293             43,579             50,280
Property and equipment, net                                          7,928              8,098              8,108
HomeMax Sales Villages, net                                         11,747
                                                                                        8,255             12,336
Investments in and advances to unconsolidated
  joint ventures                                                       201                686                201
Future tax benefit                                                   7,454              2,601              6,053
Cash surrender value of life insurance and other assets              5,160              5,588              5,566
Goodwill, net                                                          258              2,302                259
                                                                  --------           --------           --------
                                                                  $205,063           $146,662           $162,356
                                                                  ========           ========           ========



                   The accompanying notes are an integral part of these consolidated financial statements.


                                            ZARING NATIONAL CORPORATION

                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                              (DOLLARS IN THOUSANDS)

                                                                              (UNAUDITED)
                                                                                JUNE 30,                  DECEMBER 31,
                                                                      ---------------------------         ------------
                                                                         1999              1998               1998
                                                                      --------           --------           --------
 Liabilities:
    Revolving credit facility                                         $ 60,750           $ 45,863           $ 44,500
    Manufactured housing floor plan facility                             8,035              4,169              7,082
    Term notes payable                                                  46,617             23,289             41,446
    Accounts payable                                                    23,374             11,964             14,766
    Accrued liabilities                                                  8,202              7,062              6,829
    Customer deposits                                                    7,881              3,639              3,296
    Deferred gains                                                       2,476               --                 --
                                                                      --------           --------           --------
                 Total liabilities                                     157,335             95,986            117,919
                                                                      --------           --------           --------

 Minority interest in consolidated entities                              3,375              1,241              1,654

 Subordinated debt                                                       4,000               --                 --
                                                                      --------           --------           --------

 Commitments and contingencies

 Shareholders' equity:
     Preferred shares, no par value, 2,000,000 shares
        authorized, none issued or outstanding                            --                 --                 --
     Common shares, no par value, 18,000,000
        shares authorized, 4,591,488, 4,765,788,
        4,591,488 issued and outstanding at
        June 30, 1999, June 30, 1998, and
        December 31, 1998, respectively                                 24,957             25,131             24,957

     Additional paid-in capital                                          4,286              5,551              4,286
     Retained earnings                                                  11,110             18,753             13,540
                                                                      --------           --------           --------
                           Total shareholders' equity                   40,353             49,435             42,783
                                                                      --------           --------           --------
                                                                      $205,063           $146,662           $162,356
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



                                            ZARING NATIONAL CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                       ------------------------------      ------------------------------
                                                            1999             1998              1999             1998
                                                       -------------     ------------      ------------      ------------
Net revenues:
     Luxury site-built homes                           $    67,359       $    66,926       $   106,667       $   116,803
     Entry level homes                                       6,210             1,462            11,125             3,667
     Retail distribution manufactured homes                  5,641             2,047            10,214             2,977
     Financial services                                        353              --                 668              --
                                                       -----------       -----------       -----------       -----------
           Total net revenues                               79,563            70,435           128,674           123,447
                                                       -----------       -----------       -----------       -----------
Expenses:
     Cost  of  sales  luxury  site-built                    53,517            55,142            85,538            97,721
     homes
     Cost of sales entry level homes                         6,058             1,149            10,651             2,864
     Cost of sales retail distribution
       manufactured homes                                    5,035             1,845             8,929             2,632

     Interest                                                1,762             1,594             3,404             2,587
     Selling                                                 6,146             5,528            10,493             9,847
     General  and administrative                             6,707             5,554            13,081            10,238
     Financial services                                        382              --                 682              --
                                                       -----------       -----------       -----------       -----------
           Total expenses                                   79,607            70,812           132,778           125,889
                                                       -----------       -----------       -----------       -----------
           Operating loss                                      (44)             (377)           (4,104)           (2,442)
Other income (expense):
     Income from unconsolidated joint ventures                --                  95              --                 145
     Other, net                                                (29)               42                25                73
                                                       -----------       -----------       -----------       -----------
         Loss before minority interest and
              provision (credit) for income taxes              (73)             (240)           (4,079)           (2,224)
Minority interest in loss of consolidated entities             609               102               769               183
                                                       -----------       -----------       -----------       -----------
       Income (loss) before provision (credit)
           for income taxes                                    536              (138)           (3,310)           (2,041)
Provision (credit) for income taxes                            635               (97)             (880)             (888)
                                                       -----------       -----------       -----------       -----------
      Net loss                                         $       (99)      $       (41)      $    (2,430)      $    (1,153)
                                                       ===========       ===========       ===========       ===========
Basic and diluted loss per common share                $     (0.02)      $     (0.01)      $     (0.53)      $     (0.24)
                                                       ===========       ===========       ===========       ===========
Weighted average shares outstanding                      4,591,488         4,765,788         4,591,488         4,771,092
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



                                            ZARING NATIONAL CORPORATION

                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                    (UNAUDITED)

                                              (DOLLARS IN THOUSANDS)




                                                                        ADDITIONAL          RETAINED
                                      SHARES ISSUED    COMMON SHARES   PAID-IN CAPITAL      EARNINGS            TOTAL
                                      -------------    -------------   ---------------     -----------       -----------


BALANCE, December 31, 1998               4,591,488        $  24,957        $   4,286        $  13,540         $  42,783

Net loss                                      --               --               --             (2,430)           (2,430)
                                         ---------        ---------        ---------        ---------         ---------


BALANCE, June 30, 1999                   4,591,488        $  24,957        $   4,286        $  11,110         $  40,353
                                         =========        =========        =========        =========         =========

                   The accompanying notes are an integral part of these consolidated financial statements.



                                            ZARING NATIONAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                              (DOLLARS IN THOUSANDS)
                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                      ---------------------------
                                                                                         1999              1998
                                                                                      ---------         ---------
Cash Flows from Operating Activities:
     Net loss                                                                         $ (2,430)         $ (1,153)
         Adjustments to reconcile net loss to cash used in operating activities--
             Depreciation and amortization                                               2,072             1,284
             Income from unconsolidated joint ventures                                    --                (145)
             Minority interest in loss of consolidated entities                           (769)             (183)
         Change in assets and liabilities--
             Future tax benefit                                                         (1,401)           (1,543)
             Receivables                                                                  (771)              336
             Inventories                                                               (38,637)           (4,916)
             Cash surrender value of life insurance and other assets                        89              (672)
             Accounts payable                                                            8,608             3,511
             Accrued expenses and deferred gains                                         1,959               770
             Customer deposits                                                           4,585             1,461
                                                                                      --------          --------
                  Net cash used in operating activities                                (26,695)           (1,250)
                                                                                      --------          --------
Cash Flows from Investing Activities:
     Additions to property and equipment, net                                           (1,026)           (7,812)
     Proceeds from sale of property and equipment                                           41              --
     Distributions received from unconsolidated joint ventures, net                       --                  81
                                                                                      --------          --------
                  Net cash used for  investing activities                                 (985)           (7,731)
                                                                                      --------          --------
Cash Flows from Financing Activities:
     Borrowings on notes payable                                                        54,430            73,595
     Repayments of notes payable                                                       (28,056)          (64,340)
     Net distributions paid to majority shareholder of affiliate                           (31)             --
     Purchase of common shares                                                            --                (142)
                                                                                      --------          --------
                  Net cash provided by financing activities                             26,343             9,113
                                                                                      --------          --------
 Increase (decrease)  in cash and cash equivalents                                      (1,337)              132
 Cash and cash equivalents, beginning of period                                         15,699             4,160
                                                                                      --------          --------
 Cash and cash equivalents, end of period                                             $ 14,362          $  4,292
                                                                                      ========          ========
 Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for-
         Interest, net of amounts capitalized                                         $  3,473          $  2,494
                                                                                      ========          ========
         Income taxes                                                                 $    521          $    594
                                                                                      ========          ========

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   During the six months ended June 30, 1999, the Company received a note receivable in exchange for the sale of an investment in the HomeMax, Inc.
   subsidiary (Note 6):

Note receivable                                                                       $  4,411
Deferred gain                                                                           (1,775)
Minority interest                                                                       (2,521)
Accrued expenses                                                                          (115)

              The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

(1)    BASIS OF PRESENTATION-
       Effective in May 1997, Zaring National Corporation (an Ohio corporation) implemented the formation of a holding company structure which results in the accompanying consolidated financial statements including the accounts of Zaring National Corporation and subsidiaries (the Company). The subsidiaries of the Company include the following: Zaring Homes, Inc. and its subsidiaries, Zaring Homes of Indiana, LLC and Zaring Homes Kentucky, LLC; Zaring Holdings, Inc.; HomeMax Operating Properties, L.L.C. (Note
       6); HomeMax, Inc. and its subsidiaries, HomeMax North Carolina, Inc., HomeMax Tennessee, Inc., HomeMax South Carolina, Inc., HomeMax Ohio, Inc., HM Properties, Inc., HomeMax Indiana, LLC and HomeMax Kentucky, LLC; Hearthside Homes, LLC; and Zaring Financial Services, LLC.

       In October 1998, the Company increased its ownership of Blue Chip Mortgage Company, LLC (Blue Chip) from 50% to 100%. Accordingly, the financial results of Blue Chip subsequent to September 1998 are consolidated with the Company's activities whereas activities of Blue Chip prior to October 1998 were reported using the equity method of accounting. Effective April 1, 1999, Blue Chip and Legacy Mortgage Corporation were merged and renamed Zaring Financial Services, LLC.

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

       In November 1996, the Company formed HomeMax, Inc. (HomeMax) for the purpose of entering into the retail distribution of manufactured housing. HomeMax, based in Raleigh, North Carolina, commenced operations in the first quarter of 1997 and currently operates twelve sales villages located in North Carolina, South Carolina and Kentucky. Effective March 15, 1999, the Company sold a 25% interest in HomeMax to American Homestar Corporation (Note 6).

       Effective October 1, 1997, the Company, through its subsidiary Hearthside Homes, LLC (Hearthside), acquired substantially all of the net operating assets of Legacy, Inc., an Indianapolis based builder of entry level single family homes. The Company also acquired the stock of Legacy Mortgage Corporation, an entity which originates, processes and sells mortgages to third-party investors.

       In June 1998, the Company's principal shareholder formed First Cincinnati Leasing LLC (Leasing LLC) and First Cincinnati Land LLC (Land LLC) to purchase and leaseback certain model homes and purchase certain undeveloped land, as applicable. In March 1999, the Company's principal shareholder formed First Cincinnati Leasing 99 LLC (Leasing 99 LLC) to purchase and leaseback certain model homes. As a result of, among others, the principal shareholder's control of Leasing LLC, Leasing 99 LLC and Land LLC (collectively Majority Shareholder LLCs), the results of each of these entities have been consolidated with the Company's activities subsequent to their formation. The LLCs' initial capitalization and related share of income is included as a component of minority interest in the accompanying consolidated financial statements.

       All significant intercompany transactions and balances have been eliminated in consolidation.

       The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Since such financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the consolidated financial statements and related footnotes included in the Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's unaudited consolidated financial statements as of June 30, 1999 have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results for the entire year.

(2)    CAPITALIZED INTEREST-
       Interest is capitalized on land in the process of development, construction of sales villages and residential housing construction costs during the development and construction period. The following table summarizes the activity with respect to capitalized interest:

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30,                          JUNE 30,
                                              (DOLLARS IN THOUSANDS)           (DOLLARS IN THOUSANDS)
                                              -----------------------         -----------------------
                                               1999             1998            1999           1998
                                              -------         -------         -------         -------
               Capitalized interest,
                  beginning of period         $ 2,116         $ 1,965         $ 2,139         $ 1,678

               Interest incurred                2,168           1,790           3,787           3,070
               Interest expensed               (1,762)         (1,594)         (3,404)         (2,587)
                                              -------         -------         -------         -------

               Capitalized interest,
                 end of period                $ 2,522         $ 2,161         $ 2,522         $ 2,161



(3)    NOTES PAYABLE-
       The Company has an unsecured, $87.5 million syndicated credit facility with PNC Bank acting as agent. This facility consists of a revolving credit facility, providing for borrowings up to $72.5 million, depending on the Company's borrowing base, as defined in the agreement, and a $15 million term loan. Fifteen million dollars of the revolving credit facility may be used for letters of credit.

       The Company's notes payable consist of the following at June 30, 1999:

       Revolving Credit Facility, payable to PNC Bank, as
       agent, $72.5 million maximum available borrowings,
       interest rate options of (a) the greater of the Prime
       Rate or the Federal Funds rate plus .50% or the (b)
       Euro-rate plus 1.50% to 2.30%, depending on the
       Company's leverage ratio (borrowings outstanding at
       June 30, 1999 are at 7.01%), expiring in July 2001.            $ 60,750
                                                                      ========

       Manufactured Housing Floor Plan Facility, payable to
       Nations Bank, $12.9 million financing facility for
       inventory and display models, interest at the Prime
       Rate or the Euro-rate plus 2.35% (7.29% at June 30,
       1999) and subject to repayment upon the earlier of
       sale or the end of, in certain circumstances, six
       months if held in inventory. Borrowings for the cost
       of certain models held for more than twelve months
       accrue interest at 10% and are subject to repayment
       no later than twenty-four months after the date of
       initial borrowing.                                              $ 8,035
                                                                      ========

       Term Loans, payable to PNC Bank, as agent, borrowings
       at interest rate options of (a) the greater of the
       Prime Rate or the Federal Funds rate plus .50% or the
       (b) Euro-rate plus 1.50% to 2.30%, depending on the
       Company's leverage ratio (borrowings outstanding at
       June 30, 1999 are at 6.96%), payable in quarterly
       installments of $750 through April 2001.                         $ 6,000

       Credit Agreement, payable to The Provident Bank,
       $15.0 million available for working capital needs of
       HomeMax, Inc. and subsidiaries, interest at the Prime
       Rate plus 1%, (8.75% at June 30, 1999), payable in
       three annual installments of $1.47 million commencing
       March 15, 2000, entire balance payable at the earlier
       of June 15, 2002 or 90 days following the sale of the
       remaining 50% of HomeMax (Note 6), secured by $8.4
       million of promissory notes, contingent interest
       equal to a percentage of the gain, if any, upon the
       sale of additional interest in HomeMax, as defined
       per the Credit Agreement, $10.0 million guaranteed by
       Zaring Homes, Inc.                                                 15,000

       Notes Payable to Former Shareholders, interest at
       6.00% to 8.50%, payable in equal annual installments,
       due December 1999 and August 2001.                                  1,378

       Term Notes Payable to Banks, interest at 7.95%,
       payable in quarterly installments of $437 through
       June 2001.                                                          3,613

       Other Term Notes, interest at 7.00%, principal
       installments of $2,425 due April 2003 and $692 due
       April 2005.                                                         2,841

       Obligation of Zaring Financial Services:
       Revolving line of credit payable to a bank, permitted
       borrowings of up to $5.0 million, interest at the
       Prime Rate minus 0.25%. No borrowings outstanding as
       of June 30, 1999.                                                     __

       Obligations of Leasing LLC, Land LLC and Leasing 99
       LLC:
       Notes payable by Leasing LLC to a bank, permitted
       borrowings of up to $10.0 million, interest at LIBOR
       plus 1.75% (6.99% at June 30, 1999) payable monthly,
       secured by model homes and a personal guarantee,
       payable upon sale of the models or in annual
       installments through June 2001.                                     7,161

       Notes payable by Land LLC to a bank, permitted
       borrowings of up to $10.0 million, interest at LIBOR
       plus 2.25% (7.21% at June 30, 1999) payable monthly,
       secured by land and a personal guarantee, payable in
       July 2001.                                                          8,805

       Notes payable by Leasing 99 LLC to a bank, permitted
       borrowings of up to $3.0 million prior to September
       30, 1999, interest at LIBOR plus 1.75% ( 6.99% at
       June 30, 1999), payable monthly, secured by model
       homes, a personal guarantee and a guarantee by
       Leasing LLC, payable upon sale of the models or in
       annual installments through March 2002.
                                                                           1,819
                                                                         -------

                                                                         $46,617
                                                                         =======

       The bank credit agreements include provisions which require, among others, that the Company maintain certain levels of tangible net worth and cash flow from operations as well as limiting the Company's ratio of debt to equity. As of June 30, 1999, the Company did not meet the debt to equity covenants at the Zaring National level. These covenants do not allow the application of cash as an offset against total liabilities. If cash was applied in determination of total liabilities, the Company would otherwise have been in compliance. The banks have not waived these covenant violations. Management intends to secure waivers or otherwise amend certain of the loan provisions currently included in the credit agreements to enable prospective compliance. The banks have not waived their right to accelerate payments under the agreements for any period.

The Company is contingently liable under letters of credit of approximately $8.6 million issued as a result of lot and land acquisition and development activities through June 30, 1999.

(4)    EARNINGS (LOSS) PER COMMON SHARE-
       --------------------------------
       Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

       Options to purchase 477,482 and 333,277 shares of common stock at an average exercise price of $9.32 and $10.07 per share were outstanding as of June 30, 1999 and 1998, respectively, but were not included in the computation of earnings (loss) per share since the options' exercise prices were greater than the average market price of the common shares. In addition, inclusion of any options in the computation of diluted earnings per share would be anti-dilutive due to the net loss incurred.

       Since there are no dilutive securities, basic and diluted earnings (loss) per share are identical thus a reconciliation of the numerator and denominator is not necessary.

(5)    Shareholders' Equity-
       --------------------
       The Company is authorized to issue up to 2,000,000 preferred shares of which 1,000,000 are voting. No preferred shares have been issued.

(6)    HomeMax, Inc. Joint Venture with American Homestar Corporation-
       --------------------------------------------------------------
       Effective March 15, 1999, after assignment of certain obligations and other preclosing activities, the Company sold a 25% interest in HomeMax to American Homestar Corporation (American Homestar) for a note receivable of approximately $4.4 million. The note receivable is to be paid in three annual installments commencing March 15, 2000 and accrues interest payable quarterly, at prime. The amended and restated securities purchase agreement includes the following terms:

          - American Homestar issued a $4.0 million subordinated convertible loan to HomeMax concurrent with the sale. This subordinated loan accrues interest at 6.0%, payable quarterly, while the principal is payable on June 15, 2002 unless accelerated as a result of available cash flow of HomeMax, as defined. The subordinated loan is convertible into an additional 25% of HomeMax at the discretion of American Homestar.

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

       The accompanying financial statements include the results of HomeMax for all applicable periods. Losses for the period subsequent to the transaction allocable to American Homestar are included as a component of minority interest in loss of consolidated entities in the accompanying consolidated statements of operations. Similarly, American Homestar's investment, net of allocable losses, is included as a component of minority interest in consolidated entities in the accompanying balance sheets. The gain resulting from the Company's sale of a 25% interest in HomeMax to American Homestar ($1,775) has been deferred until, among other factors, American Homestar converts its subordinated note into an additional 25% equity interest in HomeMax.

(7)    Income Taxes
       ------------

       Through March 15, 1998, the operating results of HomeMax were included in the consolidated tax returns of the Company. Subsequent to March 15, 1999, HomeMax is not included in the Company's consolidated return. Accordingly, losses of HomeMax subsequent to March 15, 1999 have not been benefitted for financial reporting purposes after giving effect to applicable valuation allowances.

(8)    New Pronouncements-
       ------------------

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Upon adoption of this statement, the Company anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

(9)    Reclassifications-
       -----------------

       Certain amounts in the consolidated interim financial statements for 1998 have been reclassified to conform to the 1999 presentation.

(10)    Segment Information-
        --------------------

       The following tables set forth, for the periods indicated, certain segment information regarding the Company's operations.

                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30,                         JUNE 30,
                                                                       ------------------------         ------------------------
                                                                          1999          1998             1999            1998
                                                                       ---------      ---------         ---------      ---------
                                                                                          (dollars in thousands)

Zaring Homes, Inc.
     Luxury Site-Built Homes
                  Revenues                                             $  66,240      $  66,926         $ 105,252      $ 116,803
                  Cost of sales                                           52,506         55,142            84,259         97,721
                  Interest, net                                            1,885          1,892             3,946          3,412
                  Selling, general and administrative expenses             8,650          7,082            15,430         12,942
                                                                       ---------      ---------         ---------      ---------
                  Operating income                                         3,199          2,810             1,617          2,728
                  Other income (expense)                                     (74)             6               (83)            14
                                                                       ---------      ---------         ---------      ---------
                  Pretax Luxury Site-Built Income                          3,125          2,816             1,534          2,742

Hearthside Homes, LLC
     Entry Level Homes
                  Revenues                                                 6,210          1,462            11,125          3,667
                  Cost of sales                                            6,058          1,149            10,651          2,864
                  Interest, net                                              240            104               459            121
                  Selling, general and administrative expenses               592            507             1,111            959
                                                                       ---------      ---------         ---------      ---------
                  Operating loss                                            (680)          (298)           (1,096)          (277)
                  Other income                                                 3             15                 6             28
                  Pretax Entry Level Loss                                   (677)          (283)           (1,090)          (249)
Financial Services
                  Revenues                                                   353             --               668             --
                  Expenses                                                   382             --               682             --
                                                                       ---------      ---------         ---------      ---------
                  Operating loss                                             (29)            --               (14)            --
                  Other income                                                 4             --                45             --
                                                                       ---------      ---------         ---------      ---------
                  Pretax Financial Services Income (Loss)                    (25)            --                31             --

HomeMax, Inc.
     Retail Distribution Manufactured Homes
                  Revenues                                                 5,641          2,047            10,214          2,977
                  Cost of sales                                            5,035          1,845             8,929          2,632
                  Interest, net                                              368            597               913            799
                  Selling, general and administrative expenses             2,458          2,713             4,858          4,820
                                                                       ---------      ---------         ---------      ---------
                  Operating loss                                          (2,220)        (3,108)           (4,486)        (5,274)
                  Other income                                                26             16                44             17
                  Minority interest                                          542            102               599            183
                                                                       ---------      ---------         ---------      ---------
                  Pretax Retail Distribution Loss                         (1,652)        (2,990)           (3,843)        (5,074)

Majority Shareholder LLC's
                  Revenues                                                 1,119             --             1,415             --
                  Cost of sales                                            1,012             --             1,279             --
                  Interest, net                                              272             --               537             --
                  Selling, general and administrative expenses                71             --                95             --
                                                                       ---------      ---------         ---------      ---------
                  Operating loss                                            (236)            --              (496)            --
                  Other income                                               169             --               326             --
                  Minority interest                                           67             --               170             --
                                                                       ---------      ---------         ---------      ---------
                                                                              --             --                --             --
Corporate
                  Interest income from subsidiaries, net                   1,004            999             2,452          1,745
                  General and administrative expenses                     (1,239)          (680)           (2,394)        (1,205)
                                                                       ---------      ---------         ---------      ---------
                  Income (loss) before income taxes                          536           (138)           (3,310)        (2,041)
                  Provision (credit) for income taxes                        635            (97)             (880)          (888)
                                                                       ---------      ---------         ---------      ---------
                  Net Loss                                             $     (99)     $     (41)        $  (2,430)     $  (1,153)
                                                                       =========     ==========         =========      =========


Other pertinent information regarding the Company's segment operations are as follows:



                                    Zaring
                                  Homes, Inc.     Hearthside
                                    Luxury        Homes, LLC                  HomeMax, Inc.      Majority
                                  Site-Built     Entry Level   Financial   Retail Distribution   Shareholder
                                     Homes          Homes       Services   Manufactured Homes       LLCs        Corporate    Total
                                 --------------------------------------------------------------------------------------------------

Segment assets:
    As of June 30, 1999            $121,011       $ 13,665    $    264          $ 24,153           $ 18,745     $ 76,199   $254,037
    As of December 31, 1998          91,110         10,355         113            23,152             14,998       16,852    156,580


RECONCILIATION OF SEGMENT ASSETS TO TOTAL ASSETS:
                      AS OF JUNE 30, 1999                                  AS OF DECEMBER 31, 1998
                      -------------------                                  -----------------------

Total segment assets               $254,037                Total segment assets                     $156,580
Elimination of inter-entity                                 Elimination of inter-entity
  investments                       (63,336)                  investments                             (9,923)
Cash and cash equivalents*           14,362                Cash and cash equivalents*                 15,699
                                   --------                                                         --------
                                   $205,063                                                         $162,356
                                   ========                                                         ========


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

The Company reported consolidated net revenues of $79.6 million for the quarter ended June 30, 1999, compared to $70.4 million for the same quarter in 1998. The net loss for the second quarter of 1999 was ($99,000) or ($0.02) per share, compared to a net loss of ($41,000) or ($0.01) per share for the second quarter of 1998.

For the six months ended June 30, 1999, consolidated revenues were $128.7 million compared to $123.4 million for the six months ended June 30, 1998. The net loss for the six months ended June 30, 1999 was ($2.4 million) or ($ 0.53) per share, compared to ($1.2 million) or ($0.24) per share for the six months ended June 30, 1998.

The following tables set forth, for the periods indicated, certain information regarding the Company's operations.


                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                           JUNE 30,
                                                         ---------------------------         --------------------------
                                                            1999              1998               1999            1998
                                                         ---------         ---------         ---------         ---------
                                                                              (dollars in thousands)
Zaring Homes, Inc.
   Luxury Site-Built Homes
           Revenues                                      $  66,240         $  66,926         $ 105,252         $ 116,803
           Cost of sales                                    52,506            55,142            84,259            97,721
           Interest, net                                     1,885             1,892             3,946             3,412
           Selling, general and administrative
             expenses                                        8,650             7,082            15,430            12,942
                                                         ---------         ---------         ---------         ---------
           Operating income                                  3,199             2,810             1,617             2,728
           Other income (expense)                              (74)                6               (83)               14
                                                         ---------         ---------         ---------         ---------
           Pretax Luxury Site-Built Income                   3,125             2,816             1,534             2,742

Hearthside Homes, LLC
   Entry Level Homes
           Revenues                                          6,210             1,462            11,125             3,667
           Cost of sales                                     6,058             1,149            10,651             2,864
           Interest, net                                       240               104               459               121
           Selling, general and administrative
             expenses                                          592               507             1,111               959
                                                         ---------         ---------         ---------         ---------
           Operating loss                                     (680)             (298)           (1,096)             (277)
           Other income                                          3                15                 6                28
                                                         ---------         ---------         ---------         ---------
           Pretax Entry Level Loss                            (677)             (283)           (1,090)             (249)

Financial Services
           Revenues                                            353                 -               668                 -
           Expenses                                            382                 -               682                 -
                                                         ---------         ---------         ---------         ---------
           Operating loss                                      (29)                -               (14)                -
           Other income                                          4                 -                45                 -
                                                         ---------         ---------         ---------         ---------
           Pretax Financial Services Income (Loss)             (25)                -                31                 -

HomeMax, Inc.
   Retail Distribution Manufactured Homes
           Revenues                                      $  5,641         $  2,047         $ 10,214            2,977
           Cost of sales                                    5,035            1,845            8,929            2,632
           Interest, net                                      368              597              913              799
           Selling, general and administrative
             expenses                                       2,458            2,713            4,858            4,820
                                                         --------         --------         --------         --------
           Operating loss                                  (2,220)          (3,108)          (4,486)          (5,274)
           Other income                                        26               16               44               17
           Minority interest                                  542              102              599              183
                                                         --------         --------         --------         --------
           Pretax Retail Distribution Loss                 (1,652)          (2,990)          (3,843)          (5,074)

   Majority Shareholder LLCs
           Revenues                                         1,119                -            1,415                -
           Cost of sales                                    1,012                -            1,279                -
           Interest, net                                      272                -              537                -
           Selling, general and administrative
             expenses                                          71                -               95                -
                                                         --------         --------         --------         --------
           Operating loss                                    (236)               -             (496)               -
           Other income                                       169                -              326                -
           Minority interest                                   67                -              170                -
                                                         --------         --------         --------         --------
                                                                -                -                -                -
   Corporate
           Interest income from subsidiaries, net           1,004              999            2,452            1,745
           General and administrative expenses             (1,239)            (680)          (2,394)          (1,205)
                                                         --------         --------         --------         --------
           Income (loss) before income taxes                  536             (138)          (3,310)          (2,041)
           Provision (credit) for income taxes                635              (97)            (880)            (888)
                                                         --------         --------         --------         --------
               Net Loss                                  $    (99)        $    (41)        $ (2,430)        $ (1,153)
                                                         ========         ========         ========         ========


                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                         -----------------------        -----------------------
                                                            1999          1998            1999           1998
                                                         ---------     ---------        ---------      ---------
                                                                              (dollars in thousands)
LUXURY SITE-BUILT HOMES
Operating data:
   Units
                New Orders (2)                              351             191             656             527
                Closings (1)                                231             262             372             462
                Backlog (3)                                 540             305             540             305
         Average revenue per closing                   $    284        $    252        $    278        $    251
         Average value of new order sales              $    277        $    266        $    280        $    258
         Sales value of backlog                        $152,105        $ 80,574        $152,105        $ 80,574
         ENTRY LEVEL HOMES
         Operating data:
            Units
                New Orders (2)                               55              11             121              50
                Closings (1)                                 50              12              89              31
                Backlog (3)                                  84              43              84              43
         Average revenue per closing                   $    124        $    130        $    125        $    121
         Average value of new order sales              $    127        $    124        $    129        $    127
         Sales value of backlog                        $ 11,009        $  5,654        $ 11,009        $  5,654
         RETAIL DISTRIBUTION MANUFACTURED HOMES
         Operating data:
            Units
                New Orders (2)                               64              90             188             163
                Closings (1)                                102              41             179              60
                Backlog (3)                                 176             143             176             143
         Average revenue per closing                   $     53        $     50        $     56        $     49
         Average value of new order sales              $     40        $     55        $     59        $     55
         Sales value of backlog                        $ 11,931        $  8,344        $ 11,931        $  8,344

(1) Revenue from a sale is recognized upon the closing of the sale.
(2) New orders represent total new home orders received during the period, net of cancellations.
(3) Backlog includes new orders which have not yet closed.

       THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

ZARING HOMES, INC., LUXURY SITE-BUILT HOMES- Net revenues for the three months ended June 30, 1999 decreased 1.0% from the same period 1998. Zaring Homes delivered 231 homes in the second quarter of 1999, compared to 262 homes in 1998, an 11.8% decrease. Net revenues for the six months ended June 30, 1999 decreased 9.9% from the same period in 1998. Zaring Homes delivered 372 homes during the six months ended June 30, 1999, compared to 462 homes in the corresponding period in 1998, a 19.5% decrease. The overall decreases in home closings were directly attributable to the slowing of net sales during the fourth quarter of 1998 and the first quarter of 1999 which impacted closings during the first and second quarters of 1999. New orders during the second quarter of 1999 increased 83.7% to 351 units from 191 units in the second quarter of 1998. New orders increased 24.5% in the first six months of 1999 from 527 units in the first six months of 1998 to 656 units. As a result of the increase in new orders and the closings above, backlog at June 30, 1999 is 540 units, up 235 units or 77% from June 30, 1998.

Gross profit, excluding net interest expense increased $2.0 million or 16.6% in the second quarter of 1999 as compared to the second quarter of 1998. Gross profit increased $1.9 million or 10.0% for the six months ended June 30, 1999 as compared to the corresponding period in 1998. Gross profit as a percentage of revenues increased 3.1% to 20.7% of revenues during the second quarter of 1999. The gross profit percentage for the six-month period ended June 30, 1999 was 20.0% as compared to 16.3% for the corresponding period in 1998. The increase in gross profit is attributable to, among other factors, the closing of contracts with higher margins which resulted from a change in pricing strategy late in 1998. Interest expense decreased by a nominal amount during the three months ended June 30, 1999 as compared to the same period in 1998. Interest expense for the six months ended June 30, 1999 increased $534,000 as compared to the corresponding period in 1998 due to larger inventory investments in market homes, land development costs and increases in the number of sold units in process.

Selling expenses for the three and six month periods ended June 30, 1999 increased $375,000 and $132,000, respectively, as compared to the corresponding periods in 1998. As a percentage of revenues, selling expenses increased to 7.4% during the three-month period ended June 30, 1999 from 6.8% during the three-month period ended June 30, 1998. As a percentage of revenues, selling expenses increased to 7.8% during the six-month period ended June 30, 1999 from 6.9% for the corresponding period in 1998. These increases are due to increased staffing levels and design center expenses coupled with lower revenues. General and administrative expenses increased $1.2 million in the second quarter of 1999 compared to the second quarter of 1998 and $2.4 million in the six months ended June 30, 1999, compared to the six months ended June 30, 1998. These increases are primarily attributable to increased corporate staffing, compensation increases and related expenses coupled with increased technology costs. As a percentage of revenue, general and administrative expenses increased to 5.7% in the second quarter of 1999 from 3.8% during the second quarter 1998 and to 6.9% for the six months ended June 30, 1999 from 4.2% during the same period in 1998. On a combined basis, selling, general and administrative expenses increased $1.6 million, or 22.1% in the second quarter 1999 compared to the second quarter of 1998 and $2.5 million, or 19.2% for the six months ended June 30, 1999, compared to the corresponding period in 1998. As a percentage of revenues, selling, general and administrative expenses increased to 13.1% for the three months ended June 30, 1999 from 10.6% for the three months ended June 30, 1998 and to 14.7% for the six months ended June 30, 1999 from 11.1% for the six months ended June 30, 1998. The increase as a percentage of revenues is due to the timing of closings as well as the increases in personnel and other expenses as noted.

As a result of the foregoing, the Zaring Homes segment reported pretax income of $3.1 million or 4.7% of net revenues in the second quarter of 1999, an increase of $309,000 or 11.0% from the same period in 1998. For the six month period ended June 30, 1999, Zaring Homes reported pretax income of $1.5 million or 1.5% of net revenues, a decrease of $1.2 million or 44.1% from the same period in 1998.

HEARTHSIDE HOMES, LLC, ENTRY LEVEL SITE-BUILT HOMES- Net revenues for the three and six months ended June 30, 1999 were $6.2 million and $11.1 million, respectively, compared to $1.4 million and $3.6 million , respectively, for the corresponding periods in 1998. Hearthside Homes delivered 50 and 89 homes, respectively, in the three and six months ended June 30, 1999, as compared to 12 and 31 homes, respectively, for the three and six months ended

June 30, 1998. The increase in homes closed is directly attributable to the expansion into Louisville, Kentucky and Nashville, Tennessee during the fourth quarter of 1998.

Gross profit, excluding net interest expense was $152,000, or 2.5% and $474,000, or 4.3% for the three and six months ended June 30, 1999, respectively as compared to $313,000, or 21.4% and $803,000, or 21.9% for the corresponding periods in 1998. The overall gross profit decrease for the three and six month periods ended June 30, 1999 is a result of converting operations in all markets to produce site-built homes rather than precision built homes, which were determined to have a higher cost per unit to produce and reducing sales prices on existing precision built homes to expedite the conversion. Selling, general and administrative expenses were $592,000, or 9.5% of revenues and $1.1 million, or 10.0% of revenues for the three and six months ended June 30, 1999, respectively, versus 34.6% and 26.2% of revenues for the three months and six months ended June 30, 1998. The decrease as a percentage of revenues is a result of the increase in closing revenues which cover such expenses, offset by the cost of the expansion into Nashville and Louisville. Interest expense was $240,000 and $459,000 for the three and six months ended June 30, 1999, respectively, representing significant increases from the corresponding periods in 1998 due mainly to increased investments in model and market homes as well as the number of sold units in process.

As a result of the foregoing, the Hearthside segment reported pretax losses of $677,000 and $1.1 million for the three and six months ended June 30, 1999, respectively, as compared to pre-tax losses of $283,000 and $249,000 for the three and six months ended June 30, 1998, respectively.

HOMEMAX, INC., RETAIL DISTRIBUTION MANUFACTURED HOMES- Net revenues for the three months ended June 30, 1999 increased $3.6 million from $2.0 million in the second quarter of 1998 to $5.6 million in the second quarter of 1999. Net revenues for the six months ended June 30, 1999 increased $7.2 million from $3.0 million for the six months ended June 30, 1998 to $10.2 million for the six months ended June 30, 1999. HomeMax closed 102 units in the second quarter of 1999, an increase of 149% from the 41 units closed in the same period of 1998. HomeMax closed 179 units in the six-month period ended June 30, 1999, an increase of 198% from the 60 units closed in the same period of 1998. The overall increase for the three and six month periods is due mainly to the fact that 12 sales villages were open during the six month period ended June 30, 1999 compared to less than 7 sales villages being open during the period ending June 30, 1998.

Gross profit, excluding net interest expense was $606,000 or 10.7% for the three months ended June 30, 1999 compared to $202,000 or 9.9% for the same period in 1998. Gross profit was $1.3 million or 12.6% for the six months ended June 30, 1999 compared to $345,000 or 11.6% for the same period in 1998. This increase in gross profit is primarily due to a change in pricing strategy in the fourth quarter of 1998. Interest expense decreased $229,000 from 29.2% of revenues in the second quarter of 1998 to 6.5% of revenues in 1999. The decrease is a result of the sale of 25% of HomeMax to American Homestar which took place March 15, 1999. In conjunction with the sale, certain intercompany debt was converted to equity with the remaining debt and the subordinated note payable to American Homestar carrying interest at lower rates. Interest expense increased $114,000 in the six months ended June 30, 1999 compared to the same period in 1998. As a percentage of revenues, interest expense decreased to 8.9% for the six months ended June 30, 1999 from 26.8% in 1998. The decrease as a percentage of revenues is due to the transaction discussed above coupled with higher revenues.

Selling, general and administrative expenses for HomeMax totaled $2.5 million and $4.9 million for the three and six months ended June 30, 1999, respectively, compared to $2.7 million and $4.8 million for the same periods in 1998. Selling expenses were $810,000 or 14.4% of revenues in the second quarter of 1999 compared to $709,000, or 34.6% of revenues for the same period in 1998. Selling expenses were $1.6 million or 15.7% of revenues for the six-month period ended June 30, 1999 compared to $1.5 million or 50% of revenues for the same period in 1998. This decrease as a percentage of revenues is primarily due to the increase in closing revenues and the maturity of the sales center operations. General and administrative expenses were $1.6 million or 28.4% of revenues in the second quarter of 1999 versus $2.0 million or 97.7% of revenues for the same period in 1998. General and administrative expenses were $3.3 million or 32.3% of revenues for the six-month period ended June 30, 1999 versus 110% of revenues for the same period in 1998. The decrease as a percentage of revenues is due to specific cost containment efforts in the fourth quarter of 1998 and the first quarter of 1999 coupled with the increase in closing revenues.

As a result of the foregoing, HomeMax reported a pretax loss of $1.7 million in the second quarter of 1999 compared to $3.0 million in the second quarter of 1998 and a pretax loss of $3.8 million for the six months ended June 30, 1999 compared to $5.0 million for the corresponding period in 1998.

FINANCIAL SERVICES - The financial services segment reported revenues of $353,000 and $668,000 for the three and six months ended June 30, 1999. After deducting $382,000 and $682,000 in expenses associated with the mortgage company operations for the three and six months ended June 30, 1999, respectively, offset by miscellaneous other income, the financial services segment reported a pretax loss of $25,000 for the three months ended June 30, 1999 and pretax income of $31,000 for the six months ended June 30, 1999.

MAJORITY SHAREHOLDER LLCS - First Cincinnati Leasing LLC (Leasing LLC), First Cincinnati Leasing 99 LLC and First Cincinnati Land LLC are reported as "Majority Shareholder LLCs". Leasing LLC closed four and five homes during the three and six months ended June 30, 1999, respectively, for total revenues of $1.1 million and $1.4 million, respectively. Interest expense of $272,000 and $537,000 during the three and six months ended June 30, 1999, respectively, represents interest incurred related to model home and undeveloped land holdings. Other income of $169,000 and $326,000 represents model home rental income for the three and six months ended June 30, 1999.

OTHER OPERATING RESULTS - Interest income from subsidiaries represents the allocation of interest cost to the subsidiaries. Corporate general and administrative expenses were $1.2 million and $2.4 million for the three and six-month periods ended June 30, 1999, respectively, as compared to $680,000 and $1.2 million for the three and six-month periods ended June 30, 1998. The overall increase represents additional corporate staff, personnel costs as well as technology and administrative expenses necessary to support the organization's various initiatives.

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

The final step of this process (Step four) involves testing of all relevant systems to verify that any remediation efforts were successful in making the systems compliant with the Year 2000 issue.

TIME TO COMPLETE THE YEAR 2000 COMPLIANCE PROGRAM--As of June 30, 1999, the Company has entered into Step three of the Compliance Program, with the exception of the implementation of the core management information system, which is complete. In addition, several initiatives in regards to Step four have commenced. The timeline for completion of all four phases of the program, in all operations of the Company, is September 30, 1999. This was revised from an estimated completion date of July 31, 1999 to permit the Company the appropriate time to finalize testing procedures. The Company believes that this is a realistic time frame and that it permits sufficient time prior to first "date events" to insure the Company has adequately addressed the issue.

ZARING NATIONAL'S CORE INFORMATION SYSTEM--Prior to the undertaking of the Compliance Program, the Company realized that one of its core information systems was not compliant and that there was a significant risk that the software supplier could not develop an upgrade in sufficient time. For this reason, and other operational benefits, the Company decided to replace this core non-compliant system with a new and compliant product. This effort was formally launched in January 1998 and was complete as of March 31, 1999. Year 2000 compliant core accounting, purchasing, payables and management information system was installed in all of the Company's relevant operations, and the non-compliant system was decommissioned. This project met all major milestones to date and is within the budgeted amount of $3.0 million. As of June 30, 1999, a total of $2.4 million of costs have been capitalized in association with this project in accordance with the guidelines established in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued in March 1998.

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

RISKS OF NON-COMPLIANCE AND CONTINGENCY PLANS--The transmission and distribution by automation systems affecting the building of a home and the internal management information systems affecting cash flow management are major business applications which pose the greatest Year 2000 risks for the Company if implementation of the Compliance Program is not successful. The potential problems related to these systems are interruptions of service to customers, interrupted revenue and cost data gathering, delays in the cash payment function, and poor customer relations resulting from a delayed building process. Although the Company intends to complete all Year 2000 remediation and testing activities by September 30, 1999, and although the Company has initiated Year 2000 communications with significant vendors and other parties material to the Company's operations (and is diligently monitoring the progress of such third parties in the Year 2000 compliance area), such third parties nonetheless represent a significant risk that cannot be assessed with precision or controlled with certainty. The Company's ability to meet the target date of September 1999 in finalizing its Compliance Program is heavily dependent upon the timely provision of necessary upgrades and modifications by the Company's suppliers and contractors. In some instances, it is anticipated that third party upgrades and modifications to hardware and software are not expected to be available until second quarter 1999. In addition, the Company cannot guarantee that third parties on whom it depends for essential services (such as lumber, building materials, subcontractor labor, electric utilities, exchange carriers, phone and fax systems, etc.) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business. However, the Company has established a supplier compliance program to work with key vendors to minimize such risks. For these reasons, the Company intends to develop contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur, including contingencies for the potential failures of key vendors to become Year 2000 compliant. A final contingency plan is scheduled to be completed prior to September 30, 1999.

                         CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operating activities increased from a $1.3 million use of cash during the six months ended June 30, 1998 to a $26.7 million use of cash during the six months ended June 30, 1999. This overall increase in the use of cash is due mainly to additional investments in luxury site-built homes as well as investments in land developments and developed lots which aggregate $38.6 million, tempered by financing provided through trade payables, accruals and customer deposits of $15.2 million. The increase in inventories is primarily attributable to response to market demands for the Company's housing products and efforts to maintain appropriate levels of land and finished lots.

Net cash used for investing activities decreased $6.7 million from $7.7 million during the six months ended June 30, 1998 to $985,000 during the six months ended June 30, 1999. This decrease is directly related to the fact that HomeMax sales villages which were in the development phase in 1998 were substantially complete and operating commencing in 1998.

Net cash provided by financing activities for the six months ended June 30, 1999 was $26.3 million, an increase of $17.2 million from the same period in 1998. This increase is due to net borrowings which were primarily used to finance additional investments in inventories and support working capital needs.

The Company's financing is comprised of:

   - A $72.5 million bank revolving credit facility of which $60.8 million was outstanding and $7.6 million was available (as per the agreement) as of June 30, 1999

   - $17.8 million of term facilities provided to the Land and Leasing LLC's controlled by the Company's chairman

   - $9.6 million of bank term loans

   - A $5.0 million bank revolving credit arrangement of which $5.0 million was available as of June 30, 1999

-  Other term loans of $4.2 million

-  Financing for HomeMax provided through:
- A bank floor plan credit facility of which $8.0 million was outstanding as of June 30, 1999
-  A $15.0 million bank term facility
-  A $4.0 million subordinated convertible note payable to American
   Homestar
- Financing commitments by the Company and American Homestar of approximately $4.6 million and $1.1 million, respectively

As of June 30, 1999, the Company did not meet the debt to equity covenants at the Zaring National level. These covenants do not allow the application of cash as an offset against total liabilities. If cash was applied in the determination of total liabilities, the Company would otherwise have been in compliance. The banks have not waived these violations as of June 30, 1999. Management intends to secure waivers or otherwise amend certain of the loan provisions currently included in the credit agreements to enable continued compliance. However, in the event such waivers or amendments are required and not received, the bank may have the opportunity to accelerate the scheduled payments stipulated per the agreements. In the event such payments were accelerated, the Company may be unable to secure financing on comparable terms and conditions.

Through June 30, 1999, the Company had not expanded its preexisting bank credit facilities given its efforts to finance its growth through profitable operations, asset management initiatives, financing provided to the Land and Leasing LLC's controlled by the Company's chairman, as well as other financing sources available to the Company. However, the Company intends to closely monitor current and prospective capital requirements and secure additional bank credit facilities or expansions to existing bank credit facilities.

LOT COMMITMENTS- In the aggregate, as of June 30, 1999, Zaring Homes owned, had the ability to develop or purchase, or had under contract 4,896 lots. Of this amount, Zaring Homes owned approximately 793 lots and undeveloped land, including land owned by Land LLC, which will be developed into approximately 905 lots. Zaring also had under contract, subject to the satisfaction of Zaring's purchase contingencies and exercising of option agreements, 1,186 lots and undeveloped land which, if purchased, would be developed into approximately 2,102 lots. Of the 1,186 lots under contract, Zaring Homes is committed to 391 lots.

As of June 30, 1999, Hearthside Homes owned, had the ability to purchase, or had under contract 1,048 lots. Of this amount, Hearthside owned approximately 167 lots and had under contract, subject to the satisfaction of Hearthside's purchase contingencies and exercising of option agreements, 881 lots, of which Hearthside is committed to 96 lots.

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

       ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There were no material changes in the qualitative and quantitative disclosures about market risk as of June 30, 1999 from that presented in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

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

ITEM 2.   NONE

ITEM 3.   NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 29, 1999, the Company held the Annual Meeting of Shareholders at which the shareholders voted upon the election of six directors for one-year terms expiring 2000. The results of the voting on these matters were as follows:

              Nominee              Votes For   Votes Against         Withheld
              -------              --------    -------------         --------
          Allen G. Zaring III      4,439,867      12,504                 --
          John R. Brooks           4,439,955      12,416                 --
          Murat H. Davidson        4,439,955      12,416                 --
          Daniel W. Geeding        4,440,055      12,316                 --
          Robert N. Sibcy          4,440,055      12,316                 --
          John H. Wyant            4,439,955      12,416                 --

          At the meeting, the shareholders confirmed the appointment of Arthur Andersen, LLP as independent auditors of the Company for fiscal 1999. There were 4,437,514 votes cast in favor, 12,731 votes cast in opposition and 2,126 abstentions.

ITEM 5.   NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

         (a) Exhibits
             10.11 Second Amended and Restated Credit Agreement by and among Zaring Homes, Inc. and Zaring holdings, Inc. and Hearthside Homes, LLC as borrowers and guarantors and Zaring National Corporation and Zaring Homes of Indiana, L.L.C. and Zaring Homes Kentucky, LLC, as guarantors and the banks party hereto and PNC Bank, National Association, as agent and Bank of America NT&SA and Bank One, Michigan, as co-agents dated as of June 28, 1999.

             10.20 Loan and Security Agreement between The Provident Bank and Zaring National Corporation, dated as of March 31, 1999.

             10.21 Term Promissory Note between The Provident Bank and Zaring National Corporation.

             10.22 Loan and Security Agreement between First Cincinnati Leasing 99 LLC and The Huntington National Bank.

             10.23 Promissory Note between First Cincinnati Leasing 99 LLC and The Huntington National Bank.

             27  Financial Data Schedule

         (b) During the second quarter ended June 30, 1999, the Company filed a Form 8-K/A reporting information under Item 2 regarding the completion of an agreement whereby American Homestar Corporation acquired 25% of the outstanding common stock of HomeMax, Inc.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ZARING NATIONAL CORPORATION.
                             (Registrant)



Date:  August 16, 1999       By:  /s/Allen G. Zaring III
                                  ----------------------
                                  Allen G. Zaring III
                                  Chairman of the Board, Chief Executive Officer


Date:  August 16, 1999       By:  /s/Ronald G. Gratz
                                  ------------------
                                  Ronald G. Gratz
                                  Chief Financial Officer
                                  Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)