Form 10-Q
period 1999-09-30
ZARING NATIONAL CORP
filed 1999-11-15
CIK 1034898

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-Q

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended September 30, 1999

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

                     YES    [  X  ]                     NO   [   ]

Number of common shares outstanding as of September 30, 1999:  4,591,488

                                                               Total Pages:  24

                              ZARING NATIONAL CORPORATION

                                         INDEX

                                                                           Page
                                                                           ----

PART I   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets,
         September 30, 1999, September 30, 1998 (unaudited), and
         December 31, 1998                                                     3

         Consolidated Statements of Operations (unaudited),
         Three Months Ended September 30, 1999 and 1998 and
         Nine Months Ended September 30, 1999 and 1998                         5

         Consolidated Statement of Shareholders' Equity,
         Nine Months Ended September 30, 1999 (unaudited)                      6

         Consolidated Statements of Cash Flows,
         Nine Months Ended September 30, 1999 and 1998 (unaudited)             7

         Notes to Consolidated Financial Statements (unaudited)                8


     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations
                                                                              15

     Item 3.  Qualitative and Quantitative Disclosure About Market Risk       23

PART II  OTHER INFORMATION                                                    24

SIGNATURES                                                                    25

                             PART I. FINANCIAL INFORMATION

                       ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                              ZARING NATIONAL CORPORATION

                              CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                (DOLLARS IN THOUSANDS)



                                                                              (UNAUDITED)
                                                                              SEPTEMBER 30,             DECEMBER 31,
                                                                       -------------------------        ------------
                                                                         1999              1998            1998
                                                                       --------         --------        ------------
 Cash and cash equivalents                                             $  9,194         $  7,364         $ 15,699
 Receivables:
    Related parties                                                          28              365               82
    Notes                                                                 4,645             --                325
    Manufactured housing rebates and other                                2,280              494              885
 Inventories:
    Luxury site-built homes                                              62,911           36,450           32,365
    Entry level homes                                                     9,038            3,769            6,405
    Retail distribution manufactured homes                                4,918            1,962            2,746
    Model homes                                                          23,260           20,444           21,046
    Land, development costs and finished lots                            66,440           47,897           50,280
 Property and equipment, net                                              7,682            7,406            8,108
 HomeMax Sales Villages, net                                             11,343           12,782           12,336
 Investments in and advances to unconsolidated joint ventures                --              639              201
 Future tax benefit                                                       6,280            2,258            6,053
 Cash surrender value of life insurance and other assets                  4,727            5,924            5,566
 Goodwill, net                                                              254            2,274              259
                                                                       --------         --------         --------
                                                                       $213,000         $150,028         $162,356
                                                                       ========         ========         ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZARING NATIONAL CORPORATION

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                 (UNAUDITED)
                                                                                 SEPTEMBER 30,              DECEMBER 31,
                                                                          --------------------------        ------------
                                                                            1999               1998             1998
                                                                          --------          --------        ------------
 Liabilities:
    Revolving credit facility                                             $ 59,831          $ 45,156          $ 44,500
    Manufactured housing floor plan facility                                 8,747             6,338             7,082
    Term notes payable                                                      45,852            26,436            41,446
    Accounts payable                                                        25,688            11,818            14,766
    Accrued liabilities                                                      9,140             6,061             6,829
    Customer deposits                                                        9,004             2,967             3,296
    Deferred gains                                                           2,650              --                --
                                                                          --------          --------        ------------
                 Total liabilities before minority interest
                    and subordinated debt                                  160,912            98,776           117,919
                                                                          --------          --------        ------------
 Minority interest in consolidated entities                                  2,709             1,512             1,654
 Subordinated debt                                                           9,000              --                --
                                                                          --------          --------        ------------
 Commitments and contingencies

 Shareholders' equity:
     Preferred shares, no par value, 2,000,000 shares
        authorized, none issued or outstanding                                --                --                --
     Common shares, no par value, 18,000,000 shares
        authorized, 4,591,488, 4,734,388, 4,591,488
        issued and outstanding at September 30, 1999,
        September 30, 1998, and December 31, 1998,
        respectively                                                        24,957            25,099            24,957
     Additional paid-in capital                                              4,286             5,325             4,286
     Retained earnings                                                      11,136            19,316            13,540
                                                                          --------          --------        ------------
                           Total shareholders' equity                       40,379            49,740            42,783
                                                                          --------          --------        ------------
                                                                          $213,000          $150,028          $162,356
                                                                          ========          ========        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZARING NATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                       1999            1998              1999             1998

Net revenues:
     Luxury site-built homes                                     $    79,673     $    66,983      $   186,340      $   183,786
     Entry level homes                                                 7,591           3,328           18,716            6,995
     Retail distribution manufactured homes                            4,858           4,542           15,072            7,519
     Financial services                                                  434            --              1,102             --
                                                                 -----------     -----------      -----------      -----------
                  Total net revenues                                  92,556          74,853          221,230          198,300
                                                                 -----------     -----------      -----------      -----------
Expenses:
     Cost of sales luxury site-built homes                            63,186          54,323          148,724          152,044
     Cost of sales entry level homes                                   7,209           2,854           17,860            5,718
     Cost of sales retail distribution
         manufactured homes                                            4,495           3,837           13,424            6,469

     Interest                                                          2,120           1,468            5,524            4,055
     Selling                                                           8,223           4,766           18,716           14,613
     General and administrative                                        6,584           6,748           19,665           16,986
     Financial services                                                  362            --              1,044             --
                                                                 -----------     -----------      -----------      -----------
               Total expenses                                         92,179          73,996          224,957          199,885
                                                                 -----------     -----------      -----------      -----------
               Operating income (loss)                                   377             857           (3,727)          (1,585)
Other income (expense):
     Income from unconsolidated joint
        ventures                                                          51              72               51              217

      Other, net                                                          78             (45)             103               28
                                                                 -----------     -----------      -----------      -----------
             Income (loss) before minority interest and
                  provision (credit) for income taxes                    506             884           (3,573)          (1,340)

Minority interest in (income) loss of consolidated
entities                                                                 693             (21)           1,462              162
                                                                 -----------     -----------      -----------      -----------
       Income (loss) before provision
           (credit) for income taxes                                   1,199             863           (2,111)          (1,178)

Provision (credit) for income taxes                                    1,173             300              293             (588)
                                                                 -----------     -----------      -----------      -----------
      Net income  (loss)                                         $        26     $       563      $    (2,404)     $      (590)
                                                                 ===========     ===========      ===========      ===========
Basic and diluted earnings (loss) per
       common share                                              $      0.01     $      0.12      $     (0.52)     $     (0.12)
                                                                 ===========     ===========      ===========      ===========
Weighted average shares outstanding                                4,591,488       4,752,978        4,591,488        4,764,988
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

                          ZARING NATIONAL CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)




                                                                        ADDITIONAL         RETAINED
                                  SHARES ISSUED     COMMON SHARES     PAID-IN CAPITAL      EARNINGS            TOTAL
                                  -------------     -------------     ---------------    ----------         ----------
BALANCE, December 31, 1998          4,591,488        $   24,957        $    4,286        $   13,540         $   42,783

Net loss                                 --                --                --              (2,404)            (2,404)
                                    ---------        ----------        ----------        ----------         ----------
BALANCE, September 30, 1999
                                    4,591,488        $   24,957        $    4,286        $   11,136         $   40,379
                                    =========        ==========        ==========        ==========         ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                              ZARING NATIONAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                (DOLLARS IN THOUSANDS)
                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                           --------------------------
                                                                                              1999              1998
                                                                                           --------          --------
Cash Flows from Operating Activities:
     Net loss                                                                              $ (2,404)         $   (590)
         Adjustments to reconcile net loss to cash used in operating activities--
             Depreciation and amortization                                                    3,006             2,766
             Income from unconsolidated joint ventures                                          (51)             (217)
             Minority interest in loss of consolidated entities                              (1,462)             (162)
         Change in assets and liabilities--
             Future tax benefit                                                                (227)           (1,200)
             Receivables                                                                     (1,250)              130
             Inventories                                                                    (53,725)           (2,101)
             Cash surrender value of life insurance and other assets                            369            (1,744)
             Accounts payable                                                                10,922             3,365
             Accrued expenses and deferred gains                                              3,071              (231)
             Customer deposits                                                                5,708               789
                                                                                           --------          --------
                  Net cash (used in) provided by operating activities                       (36,043)              805
                                                                                           --------          --------
Cash Flows from Investing Activities:
     Additions to property and equipment, net                                                (3,258)          (13,587)
     Proceeds from sale of property and equipment                                             2,146             1,222
     Distributions received from unconsolidated joint ventures, net                             252               200
                                                                                           --------          --------
                  Net cash used for  investing activities                                      (860)          (12,165)
                                                                                           --------          --------
Cash Flows from Financing Activities:
     Borrowings on notes payable                                                             76,602            96,220
     Repayments of notes payable                                                            (46,200)          (82,356)
     Net distributions (paid to) received from majority shareholder of affiliates                (4)            1,100
     Purchase of common shares                                                                 --                (400)
                                                                                           --------          --------
                  Net cash provided by financing activities                                  30,398            14,564
                                                                                           --------          --------
 Increase (decrease)  in cash and cash equivalents                                           (6,505)            3,204
 Cash and cash equivalents, beginning of period                                              15,699             4,160
                                                                                           --------          --------
 Cash and cash equivalents, end of period                                                  $  9,194          $  7,364
                                                                                           ========          ========
 Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for-
         Interest, net of amounts capitalized                                              $  5,447          $  3,880
                                                                                           ========          ========
         Income taxes                                                                      $    521          $    608
                                                                                           ========          ========


Supplemental Schedule of Non-Cash Investing and Financing Activities:
   During the nine months ended September 30, 1999, the Company received a note receivable in exchange for the sale of an investment in the HomeMax, Inc. subsidiary (Note 6):

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

                              ZARING NATIONAL CORPORATION

                             NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1999
                                      (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

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

       The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Since such financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the consolidated financial statements and related footnotes included in the Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's unaudited consolidated financial statements as of September 30, 1999 have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results for the entire year.

(2)    CAPITALIZED INTEREST-
       Interest is capitalized on land in the process of development, construction of sales villages and residential housing construction costs during the development and construction period. The following table summarizes the activity with respect to capitalized interest:

                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                               ------------------------          ------------------------
                                                (DOLLARS IN THOUSANDS)            (DOLLARS IN THOUSANDS)
                                                 1999             1998            1999              1998
                                               -------          -------          -------          -------
          Capitalized interest,
            beginning of period                $ 2,522          $ 2,161          $ 2,139          $ 1,678

          Interest incurred                      2,356            1,321            6,143            4,391

          Interest expensed                     (2,120)          (1,468)          (5,524)          (4,055)
                                               -------          -------          -------          -------
          Capitalized interest,
            end of period                      $ 2,758          $ 2,014          $ 2,758          $ 2,014
                                               =======          =======          =======          =======


(3)    NOTES PAYABLE-
       --------------
       The Company has an unsecured, $87.5 million syndicated credit facility with PNC Bank acting as agent. This facility consists of a revolving credit facility, providing for borrowings up to $72.5 million, depending on the Company's borrowing base, as defined in the agreement, and a $15 million term loan. Fifteen million dollars of the revolving credit facility may be used for letters of credit.

       The Company's notes payable consist of the following at September 30, 1999:

       Revolving Credit Facility, payable to PNC Bank, as agent, $72.5 million maximum available borrowings, interest rate options of (a) the greater of the Prime Rate or the Federal Funds rate plus .50% or the (b) Euro-rate plus 1.50% to 2.30%, depending on the Company's leverage ratio
       (borrowings outstanding at September 30, 1999 are at 7.72%),
       expiring in July 2001.                                                                     $ 59,831
                                                                                                  ========

       Manufactured Housing Floor Plan Facility, payable to Nations Bank, $12.9 million financing facility for inventory and display models, interest at the Prime Rate or the Euro-rate plus 2.35% (7.73% at September 30, 1999)
       and subject to repayment upon the earlier of sale or the end of, in certain circumstances, six months if held in inventory. Borrowings for the cost of certain models held for more than twelve months accrue interest at 10% and are subject to repayment no later than twenty-four months
       after the date of initial borrowing.                                                       $  8,747
                                                                                                  ========

       Term Loans, payable to PNC Bank, as agent, borrowings at interest rate options of (a) the greater of the Prime Rate or the Federal Funds rate plus .50% or the (b) Euro-rate plus 1.50% to 2.30%, depending on the Company's leverage ratio (borrowings outstanding at September 30,
       1999 are at 7.88%), payable in quarterly installments of
       $750 through April 2001.                                                                  $ 5,250

       Credit Agreement, payable to The Provident Bank, $15.0 million available for working capital needs of HomeMax and subsidiaries, interest at the Prime Rate plus 1%, (9.25% at September 30, 1999), payable in three annual installments of $1.47 million commencing March 15, 2000, entire balance payable at the earlier of September 15, 2002 or 90 days following the sale of the remaining 50% of HomeMax (Note 6), secured by
       $8.4 million of promissory notes, contingent interest equal to a percentage of the gain, if any, upon the sale of additional interest in
       HomeMax, as defined per the Credit Agreement, $10.0 million
       guaranteed by Zaring Homes.                                                                15,000

       Notes Payable to Former Shareholders, interest at 6.00% to 8.50%, payable in annual installments, $424 due October 1999 through 2001 and
       $106 due December 1999.                                                                     1,378

       Term Notes Payable to Banks, interest at 7.95%, payable in quarterly
       installments of $437 through September 2001.                                                3,176

       Other Term Notes, interest at 7.00% to 12.00%, principal installments of $72
       due January 2002, $2,425 due April 2003 and  $692 due April 2005.                           2,931


       Obligation of Zaring Financial Services:
       Revolving line of credit payable to a bank, permitted borrowings of up to
       $5.0 million, interest at the Prime Rate minus 0.25% (8.0%
       at September 30, 1999).                                                                       289

       Obligations of Leasing LLC, Land LLC and Leasing 99 LLC:
       Notes payable by Leasing LLC to a bank, permitted borrowings of up to $10.0 million, interest at LIBOR plus 1.75% (7.13% at September 30, 1999) payable monthly, secured by model homes and a personal guarantee, payable upon
       sale of the models or in annual installments through June 2001.                             6,306

       Notes payable by Land LLC to a bank, permitted borrowings of up to $10.0 million, interest at LIBOR plus 2.25% (7.63% at September 30, 1999)
       payable monthly, secured by land and a personal
       guarantee, payable in July 2001.                                                            8,663

       Notes payable by Leasing 99 LLC to a bank, permitted borrowings of up to
       $3.0 million prior to September 30, 1999, interest at LIBOR plus 1.75%
       (7.13% at September 30, 1999), payable monthly, secured by model homes, a personal guarantee and a guarantee by Leasing LLC, payable upon sale of the models or in annual installments through
       March 2002.                                                                                 2,859
                                                                                               ---------

                                                                                                 $45,852
                                                                                               =========
       Subordinated notes payable to Principal Shareholder, interest at the greater of 9 7/8% or the Prime Rate plus 1 5/8% (9 7/8 % at September 30,
       1999) payable monthly, principal due September, 2002.                                     $ 5,000

       Subordinated note payable to American Homestar Corporation, interest at
       6.00% payable quarterly, payable June 15, 2002 unless accelerated as a result of available cash flow of HomeMax, as defined, convertible into an additional
       25% equity interest in HomeMax at the discretion of American Homestar.                      4,000
                                                                                               =========
                                                                                                 $ 9,000
                                                                                               =========

       The bank credit agreements include provisions which require, among others, that the Company maintain certain levels of tangible net worth and cash flow from operations as well as limiting the Company's ratio of debt to equity. As of September 30, 1999, the Company did not meet the debt to equity covenant (as defined) at the Zaring National level. The banks have not waived these covenant violations. Management intends to secure waivers, amend certain of the loan provisions currently included in the credit agreements or refinance the facilities to enable prospective compliance. The banks have not waived their right to accelerate payments under the agreements for any period. In the event such payments were accelerated, the Company may be unable to secure financing with comparable terms and conditions.

       The Company is contingently liable under letters of credit of approximately $8.2 million issued as a result of lot and land acquisition and development activities through September 30, 1999.

(4)    EARNINGS (LOSS) PER COMMON SHARE-
       ---------------------------------
       Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

       Options to purchase 456,634 and 318,784 shares of common stock at an average exercise price of $9.32 and $10.07 per share were outstanding as of September 30, 1999 and 1998, respectively, but were not included in the computation of earnings (loss) per share since the options' exercise prices were greater than the average market price of the common shares. In addition, inclusion of any options in the computation of diluted earnings per share would be anti-dilutive in periods incurring a net loss.

       Since there are no dilutive securities, basic and diluted earnings (loss) per share are identical thus a reconciliation of the numerator and denominator is not necessary.

(5)    SHAREHOLDERS' EQUITY-
       ---------------------
       The Company is authorized to issue up to 2,000,000 preferred shares of which 1,000,000 are voting. No preferred shares have been issued.

(6)    HOMEMAX, INC. JOINT VENTURE WITH AMERICAN HOMESTAR CORPORATION-
       ---------------------------------------------------------------
       Effective March 15, 1999, after assignment of certain obligations and other preclosing activities, the Company sold a 25% interest in HomeMax to American Homestar Corporation (American Homestar) for a note receivable of approximately $4.4 million. The note receivable is to be paid in three annual installments commencing March 15, 2000 and accrues interest payable quarterly, at prime. The amended and restated securities purchase agreement includes the following terms:

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

(7)    INCOME TAXES-
       -------------
       Through March 15, 1999, the operating results of HomeMax were included in the consolidated tax return of the Company. Subsequent to March 15, 1999, HomeMax is not included in the Company's consolidated return. Accordingly, losses of HomeMax subsequent to March 15, 1999 have not been benefited for financial reporting purposes after giving effect to applicable valuation allowances.

(8)    NEW PRONOUNCEMENTS-
       -------------------
       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Upon adoption of this statement, the Company anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

(9)    CONTINGENCIES-
       ------------------
       During the third quarter, the Company became aware that entrapped moisture had resulted in mold or mildew developing in certain brick-faced, exterior walls in homes where tar paper was used as a vapor barrier as required by the City of Mason, Ohio's building code. The Company believes a combination of factors in the construction process caused conditions that led to the abnormal entrapment of moisture; however, the tar paper is believed to be a contributing factor. The problem is limited to certain homes in Mason where tar paper was used and exterior brick was applied after August 1997. The Company has commenced discussions with insurance carriers and other pertinent parties to address the potential financial impacts of the moisture items. However, given the preliminary nature of the process, further review and analysis will be necessary to determine the impact on the prospective results of the operations or financial condition of the Company.

(10)   RECLASSIFICATIONS-
       ------------------
       Certain amounts in the consolidated interim financial statements for 1998 have been reclassified to conform to the 1999 presentation.

(10)   SEGMENT INFORMATION-

       The following tables set forth, for the periods indicated, certain segment information regarding the Company's operations.

                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,

                                                                 1999              1998            1999              1998
                                                                                 (dollars in thousands)
Zaring Homes, Inc.
     Luxury Site-Built Homes
         Revenues                                             $  78,595        $  66,705        $ 183,847        $ 183,508
         Cost of sales                                           62,209           54,104          146,468          151,825
         Interest, net                                            2,008            1,840            5,954            5,252
         Selling, general and administrative expenses            10,198            7,634           25,628           20,576
                                                              ---------        ---------        ---------        ---------
         Operating income                                         4,180            3,127            5,797            5,855
         Other income (expense)                                     117              (25)              34              (11)
                                                              ---------        ---------        ---------        ---------
         Pretax Luxury Site-Built Income                          4,297            3,102            5,831            5,844

Hearthside Homes, LLC
     Entry Level Homes
         Revenues                                                 7,591            3,328           18,716            6,995
         Cost of sales                                            7,209            2,854           17,860            5,718
         Interest, net                                              303               97              762              218
         Selling, general and administrative expenses               560              371            1,671            1,330
                                                              ---------        ---------        ---------        ---------
         Operating income (loss)                                   (481)               6           (1,577)            (271)
         Other income (expense)                                    --                (17)               6               11
                                                              ---------        ---------        ---------        ---------
         Pretax Entry Level Loss                                   (481)             (11)          (1,571)            (260)

Financial Services
         Revenues                                                   434             --              1,102             --
         Expenses                                                   362             --              1,044             --
                                                              ---------        ---------        ---------        ---------
         Operating income                                            72             --                 58             --
         Other income (expense)                                      (9)            --                 36             --
                                                              ---------        ---------        ---------        ---------
         Pretax Financial Services Income                            63             --                 94             --

HomeMax, Inc.
     Retail Distribution Manufactured Homes
         Revenues                                                 4,858            4,542           15,072            7,519
         Cost of sales                                            4,495            3,837           13,424            6,469
         Interest, net                                              277              444            1,190            1,243
         Selling, general and administrative expenses             3,306            2,742            8,164            7,562
                                                              ---------        ---------        ---------        ---------
         Operating loss                                          (3,220)          (2,481)          (7,706)          (7,755)
         Other income                                              --                 13               44               30
         Minority interest                                          615               60            1,214              243
                                                              ---------        ---------        ---------        ---------
         Pretax Retail Distribution Loss                         (2,605)          (2,408)          (6,448)          (7,482)

Majority Shareholder LLCs
         Revenues                                                 1,078              278            2,493              278
         Cost of sales                                              977              219            2,256              219
         Interest, net                                              336              201              873              201
         Selling, general and administrative
             expenses                                                52               26              147               26
                                                              ---------        ---------        ---------        ---------
         Operating loss                                            (287)            (168)            (783)            (168)
         Other income                                               209              249              535              249
         Minority interest                                           78              (81)             248              (81)
                                                              ---------        ---------        ---------        ---------
                                                                      0                0                0                0
Corporate
         Interest income from subsidiaries, net                     849            1,034            3,301            2,779
         General and administrative expenses                       (924)            (854)          (3,318)          (2,059)
                                                              ---------        ---------        ---------        ---------
         Income (loss) before income taxes                        1,199              863           (2,111)          (1,178)
         Provision (credit) for income taxes                      1,173              300              293             (588)
                                                              ---------        ---------        ---------        ---------
             Net income (loss)                                $      26        $     563        $  (2,404)       $    (590)
                                                              =========        =========        =========        =========

Other pertinent information regarding the Company's segment operations are as follows:


                                 Zaring
                               Homes, Inc.     Hearthside                  HomeMax, Inc.
                                 Luxury        Homes, LLC                     Retail         Majority
                               Site-Built     Entry Level  Financial       Distribution     Shareholder
                                  Homes          Homes      Services    Manufactured Homes     LLCs     Corporate      Total
                          -----------------------------------------------------------------------------------------------------

Segment assets:
  As of September 30,            $132,000      $ 14,818      $ 779           $ 25,985      $ 18,987      $ 75,709    $ 268,278
  1999
  As of December 31, 1998          91,110        10,355        113             23,152        14,998        16,852      156,580

RECONCILIATION OF SEGMENT ASSETS TO TOTAL
ASSETS:
                 AS OF SEPTEMBER 30, 1999                                   AS OF DECEMBER 31, 1998
                 ------------------------                                   -----------------------

Total segment assets            $ 268,278               Total segment assets              $ 156,580
Elimination of                                          Elimination of
inter-entity                      (64,472)               inter-entity                        (9,923)
    investments                                             investments
Cash and cash equivalents           9,194               Cash and cash                        15,699
*                                                       equivalents *
                          ----------------                                            -------------
                                 $213,000                                                 $ 162,356
                          ================                                            =============

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

The Company reported consolidated net revenues of $92.6 million for the quarter ended September 30, 1999, compared to $74.9 million for the same quarter in 1998. The net income for the third quarter 1999 was $26,000 or $0.01 per share, compared to a net income of $563,000 or $0.12 per share for the third quarter of 1998.

For the nine months ended September 30, 1999, consolidated revenues were $221.2 million compared to $198.3 million for the nine months ended September 30, 1998. The net loss for the nine months ended September 30, 1999 was ($2.4 million) or ($ 0.52) per share, compared to ($590,000) or ($0.12) per share for the nine months ended September 30, 1998.

The following tables set forth, for the periods indicated, certain information regarding the Company's operations (in thousands).

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                            ---------------------------        --------------------------
                                                                 1999            1998             1999              1998
                                                            ----------        ---------        ---------        ---------
                                                                                   (dollars in thousands)
Zaring Homes, Inc.
     Luxury Site-Built Homes
         Revenues                                            $  78,595        $  66,705        $ 183,847        $ 183,508
         Cost of sales                                          62,209           54,104          146,468          151,825
         Interest, net                                           2,008            1,840            5,954            5,252
         Selling, general and administrative expenses           10,198            7,634           25,628           20,576
                                                             ---------        ---------        ---------        ---------
         Operating income                                        4,180            3,127            5,797            5,855
         Other income (expense)                                    117              (25)              34              (11)
                                                             ---------        ---------        ---------        ---------
         Pretax Luxury Site-Built Income                         4,297            3,102            5,831            5,844

Hearthside Homes, LLC
     Entry Level Homes
         Revenues                                                7,591            3,328           18,716            6,995
         Cost of sales                                           7,209            2,854           17,860            5,718
         Interest, net                                             303               97              762              218
         Selling, general and administrative expenses              560              371            1,671            1,330
                                                             ---------        ---------        ---------        ---------
         Operating income (loss)                                  (481)               6           (1,577)            (271)
         Other income (expense)                                   --                (17)               6               11
                                                             ---------        ---------        ---------        ---------
         Pretax Entry Level Loss                                  (481)             (11)          (1,571)            (260)

Financial Services
         Revenues                                                  434             --              1,102             --
         Expenses                                                  362             --              1,044             --
                                                             ---------        ---------        ---------        ---------
         Operating loss                                             72             --                 58             --
         Other income (expense)                                     (9)            --                 36             --
                                                             ---------        ---------        ---------        ---------
         Pretax Financial Services Income                           63             --                 94             --

HomeMax, Inc.
     Retail Distribution Manufactured Homes
         Revenues                                                4,858            4,542           15,072            7,519
         Cost of sales                                           4,495            3,837           13,424            6,469
         Interest, net                                             277              444            1,190            1,243
         Selling, general and administrative expenses            3,306            2,742            8,164            7,562
                                                             ---------        ---------        ---------        ---------
         Operating loss                                         (3,220)          (2,481)          (7,706)          (7,755)
         Other income                                             --                 13               44               30
         Minority interest                                         615               60            1,214              243
                                                             ---------        ---------        ---------        ---------
         Pretax Retail Distribution Loss                        (2,605)          (2,408)          (6,448)          (7,482)

Majority Shareholder LLCs
         Revenues                                                1,078              278            2,493              278
         Cost of sales                                             977              219            2,256              219
         Interest, net                                             336              201              873              201
         Selling, general and administrative
             expenses                                               52               26              147               26
                                                             ---------        ---------        ---------        ---------
         Operating loss                                           (287)            (168)            (783)            (168)
         Other income                                              209              249              535              249
         Minority interest                                          78              (81)             248              (81)
                                                             ---------        ---------        ---------        ---------
                                                                     0                0                0                0
Corporate
         Interest income from subsidiaries, net                    849            1,034            3,301            2,779
         General and administrative expenses                      (924)            (854)          (3,318)          (2,059)
                                                             ---------        ---------        ---------        ---------
         Income (loss) before income taxes                       1,199              863           (2,111)          (1,178)
         Provision (credit) for income taxes                     1,173              300              293             (588)
                                                             ---------        ---------        ---------        ---------
             Net income (loss)                               $      26        $     563        $  (2,404)       $    (590)
                                                             =========        =========        =========        =========




                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                           ---------------------------           --------------------------
                                                              1999              1998               1999                1998
                                                           --------           --------           --------           -------
                                                                                   (dollars in thousands)
LUXURY SITE-BUILT HOMES
Operating data:
     Units
         New Orders (2)                                         327                194                983                721
         Closings (1)                                           292                250                664                712
         Backlog (3)                                            575                249                575                249
Average revenue per closing                                $    276           $    267           $    277           $    257
Average value of new order sales                           $    279           $    277           $    280           $    263
Sales value of backlog                                     $162,954           $ 67,604           $162,954           $ 67,604
ENTRY LEVEL HOMES
Operating data:
     Units
         New Orders (2)                                          66                 33                187                 83
         Closings (1)                                            54                 24                143                 55
         Backlog (3)                                             96                 52                 96                 52
Average revenue per closing                                $    132           $    127           $    128           $    124
Average value of new order sales                           $    124           $    131           $    127           $    129
Sales value of backlog                                     $ 12,037           $  6,928           $ 12,037           $  6,928
RETAIL DISTRIBUTION MANUFACTURED HOMES
Operating data:
     Units
         New Orders (2)                                         106                127                294                290
         Closings (1)                                            83                 82                262                142
         Backlog (3)                                            199                188                199                188
Average revenue per closing                                $     57           $     55           $     56           $     53
Average value of new order sales                           $     67           $     58           $     61           $     56
Sales value of backlog                                     $ 14,268           $ 11,189           $ 14,268           $ 11,189

(1)      Revenue from a sale is recognized upon the closing of the sale.
(2)      New orders represent total new home orders received during the period, net of cancellations.
(3)      Backlog includes new orders which have not yet closed.

  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

ZARING HOMES, INC., LUXURY SITE-BUILT HOMES- Net revenues for the three months ended September 30, 1999 increased 17.8% from $66.7 million for the period ended September 30, 1998 to $78.6 million in 1999. Zaring Homes delivered 292 homes in the third quarter of 1999, compared to 250 homes in the third quarter of 1998, a 16.8% increase. Net revenues for the nine months ended September 30, 1999 increased a nominal amount from the same period in 1998. Zaring Homes delivered 664 homes during the nine months ended September 30, 1999, compared to 712 homes in the corresponding period in 1998, a 6.7% decrease. The decrease in home closings for the nine month period was directly attributable to the slowing of net sales during the fourth quarter of 1998 and the first quarter of 1999 which impacted closings during the first and second quarters of 1999. However, overall average revenue per closing increased $20,000 per home during the nine months ended September 30, 1999, compared to the corresponding period in 1998. New orders during the third quarter of 1999 increased 68.6% to 327 units from 194 units in the third quarter of 1998. New orders increased 36.3% in the first nine months of 1999 from 721 units in the first nine months of 1998 to 983 units in 1999. As a result of the increase in new orders and the closings above, backlog at September 30, 1999 is 575 units, an increase of 326 units or 130.9% from September 30, 1998.

Gross profit, excluding net interest expense increased $3.8 million or 29.9% in the third quarter of 1999 as compared to the third quarter of 1998. Gross profit increased $5.7 million or 18.0% for the nine months ended September 30, 1999 as compared to the corresponding period in 1998. Gross profit as a percentage of revenues was 20.8% for the third quarter 1999 as compared to 18.9% for the third quarter of 1998. The gross profit percentage for the nine-month period ended September 30, 1999 was 20.3% as compared to 17.3% for the corresponding period in 1998. The increase in gross profit is attributable to, among other factors, the closing of contracts with higher margins which resulted from a change in pricing strategy late in 1998. Interest expense increased by $168,000 during the three months ended September 30, 1999 as compared to the same period in 1998. Interest expense for the nine months ended September 30, 1999 increased $702,000 as compared to the corresponding period in 1998 due to increased inventory investments in land development and increases in the number of sold units in process.

Selling expenses for the three and nine month periods ended September 30, 1999 increased $2.4 million and $2.5 million, respectively, as compared to the corresponding periods in 1998. As a percentage of revenues, selling expenses increased to 9.0% during the three-month period ended September 30, 1999 from 7.0% during the three-month period ended September 30, 1998. As a percentage of revenues, selling expenses increased to 8.3% during the nine-month period ended September 30, 1999 from 6.9% for the corresponding period in 1998. These increases are due to increased staffing levels and design center expenses. General and administrative expenses increased $169,000 in the third quarter of 1999 compared to the third quarter of 1998 and $2.5 million in the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. These increases are primarily attributable to increased corporate staffing, compensation increases and related expenses coupled with increased technology costs. As a percentage of revenue, general and administrative expenses decreased to 4.0% in the third quarter of 1999 from 4.5% during the third quarter 1998 and increased to 5.6% for the nine months ended September 30, 1999 from 4.3% during the same period in 1998. On a combined basis, selling, general and administrative expenses increased $2.6 million, or 33.6% in the third quarter 1999 compared to the third quarter of 1998 and $5.1 million, or 24.6% for the nine months ended September 30, 1999, compared to the corresponding period in 1998. As a percentage of revenues, selling, general and administrative expenses increased to 13.0% for the three months ended September 30, 1999 from 11.4% for the three months ended September 30, 1998 and to 13.9% for the nine months ended September 30, 1999 from 11.2% for the nine months ended September 30, 1998. The increase as a percentage of revenues is due to increased selling expenses to generate an additional 326 units in backlog at September 30, 1999 as compared to September 30, 1998, and increases in personnel and other expenses as noted.

As a result of the foregoing, the Zaring Homes segment reported pretax income of $4.3 million or 5.5% of net revenues in the third quarter of 1999, an increase of $1.2 million or 38.5% from the same period in 1998. For the nine month period ended September 30, 1999, Zaring Homes reported pretax income of $5.8 million or 3.2% of net revenues consistent with $5.8 million or 3.2% for the same period in 1998.

HEARTHSIDE HOMES, LLC, ENTRY LEVEL HOMES- Net revenues for the three and nine months ended September 30, 1999 were $7.6 million and $18.7 million, respectively, compared to $3.3 million and $7.0 million, respectively, for the corresponding periods in 1998. Hearthside Homes delivered 54 and 143 homes, respectively, in the three and nine months ended September 30, 1999, as compared to 24 and 55 homes, respectively, for the three and nine months ended September 30, 1998. The increase in homes closed is directly attributable to the expansion into Louisville, Kentucky and Nashville, Tennessee during the fourth quarter of 1998.

Gross profit, excluding net interest expense was $382,000, or 5.0% and $856,000, or 4.6% for the three and nine months ended September 30, 1999, respectively, as compared to $474,000, or 14.2% and $1.3 million, or 18.3% for the corresponding periods in 1998. The overall gross profit decrease for the three and nine month periods ended September 30, 1999 is a result of converting operations in all markets to produce site-built homes rather than precision built homes, which were determined to have a higher cost per unit to produce and reducing sales prices on existing precision built homes to expedite the conversion. Selling, general and administrative expenses were $560,000, or 7.4% of revenues and $1.7 million, or 8.9% of revenues for the three and nine months ended September 30, 1999, respectively, versus 11.1% and 19.0% of revenues for the three months and nine months ended September 30, 1998. The decrease as a percentage of revenues is a result of the increase in closing revenues which cover such expenses, offset by the cost of the expansion into Nashville and Louisville. Interest expense was $303,000 and $762,000 for the three and nine months ended September 30, 1999, respectively, representing significant increases from the corresponding periods in 1998 due mainly to increased investments in model and market homes as well as the number of sold units in process.

As a result of the foregoing, the Hearthside segment reported pretax losses of $481,000 and $1.6 million for the three and nine months ended September 30, 1999, respectively, as compared to pre-tax losses of $11,000 and $260,000 for the three and nine months ended September 30, 1998, respectively. Management intends to build out existing Hearthside communities then phase out the Hearthside operations.

HOMEMAX, INC., RETAIL DISTRIBUTION MANUFACTURED HOMES- Net revenues for the three months ended September 30, 1999 increased $316,000 from $4.5 million in the third quarter of 1998 to $4.9 million in the third quarter of 1999. Net revenues for the nine months ended September 30, 1999 increased $7.6 million from $7.5 million for the nine months ended September 30, 1998 to $15.1 million for the nine months ended September 30, 1999. HomeMax closed 83 units in the third quarter of 1999, versus 82 units in the same period of 1998. The less than expected increase in third quarter 1999 closings was a direct result of the impact of the hurricane in delaying closings in North Carolina and South Carolina. HomeMax closed 262 units in the nine-month period ended September 30, 1999, an increase of 84.5% from the 142 units closed in the same period of 1998. The overall increase for the nine month period is due mainly to the fact that 12 sales villages were open during the nine month period ended September 30, 1999 compared to eight sales villages being open during the period ending September 30, 1998.

Gross profit, excluding net interest expense was $363,000 or 7.5% for the three months ended September 30, 1999 compared to $705,000 or 15.5% for the same period in 1998. Gross profit was $1.6 million or 10.9% for the nine months ended September 30, 1999 compared to $1.0 million or 14.0% for the same period in 1998. This decrease in gross profit is primarily due to the conversion process of changing to products offered by American Homestar during the second and third quarter 1999. Interest expense decreased $167,000 from 9.8% of revenues in the third quarter of 1998 to 5.7% of revenues in 1999. The decrease is a result of the sale of 25% of HomeMax to American Homestar which took place March 15, 1999. In conjunction with the sale, certain intercompany debt was converted to equity with the remaining debt and the subordinated note payable to American Homestar carrying interest at lower rates. Interest expense decreased $53,000 in the nine months ended September 30, 1999 compared to the same period in 1998. As a percentage of revenues, interest expense decreased to 7.9% for the nine months ended September 30, 1999 from 16.5% in the corresponding period of 1998. The decrease as a percentage of revenues is due to the transaction discussed above coupled with higher revenues.

Selling, general and administrative expenses for HomeMax totaled $3.3 million and $8.2 million for the three and nine months ended September 30, 1999, respectively, compared to

$2.7 million and $7.6 million for the same periods in 1998. Selling expenses were $657,000 or 13.5% of revenues in the third quarter of 1999 compared to $72,000, or 1.6% of revenues for the same period in 1998. Selling expenses were $2.2 million or 14.7% of revenues for the nine-month period ended September 30, 1999 compared to $1.6 million or 20.7% of revenues for the same period in 1998. This overall nine month decrease as a percentage of revenues is primarily due to the increase in closing revenues and the maturity of the sales center operations. General and administrative expenses were $2.6 million or 54.5% of revenues in the third quarter of 1999 versus $2.7 million or 58.8% of revenues for the same period in 1998. General and administrative expenses were $5.9 million or 3.2% of revenues for the nine-month period ended September 30, 1999 versus $6.0 million or 79.8% of revenues for the same period in 1998. The decrease as a percentage of revenues is due to specific cost containment efforts initiated in the fourth quarter of 1998 coupled with the increase in closing revenues.

As a result of the foregoing, HomeMax reported a pretax loss of $2.6 million in the third quarter of 1999 compared to $2.4 million in the third quarter of 1998 and a pretax loss of $6.5 million for the nine months ended September 30, 1999 compared to $7.5 million for the corresponding period in 1998.

FINANCIAL SERVICES - The financial services segment reported revenues of $434,000 and $1.1 million for the three and nine months ended September 30, 1999. After deducting $362,000 and $1.0 million in expenses associated with the mortgage company operations for the three and nine months ended September 30, 1999, respectively, offset by miscellaneous other income (expense), the financial services segment reported a pretax income of $63,000 and $94,000 for the three and nine months ended September 30, 1999, respectively.

MAJORITY SHAREHOLDER LLCS - First Cincinnati Leasing LLC (Leasing LLC), First Cincinnati Leasing 99 LLC and First Cincinnati Land LLC are reported as "Majority Shareholder LLCs". Leasing LLC closed four and nine homes during the three and nine months ended September 30, 1999, respectively, for total revenues of $1.1 million and $2.5 million, respectively. One home was closed during the three and nine months ended September 30, 1998. Interest expense of $336,000 and $873,000 during the three and nine months ended September 30, 1999, respectively, and $201,000 for the three and nine months ended September 30, 1998 represents interest incurred related to model home and undeveloped land holdings. Other income of $209,000 and $535,000 for the three and nine months ended September 30, 1999 and $249,000 for the three and nine months ended September 30, 1998 represents model home rental income.

OTHER OPERATING RESULTS - Interest income from subsidiaries, net represents the allocation of interest cost to the subsidiaries. Corporate general and administrative expenses were $924,000 and $3.3 million for the three and nine-month periods ended September 30, 1999, respectively, as compared to $854,000 and $2.1 million for the three and nine-month periods ended September 30, 1998. The overall increase represents additional corporate staff, personnel costs as well as administrative expenses necessary to support the organization's various initiatives.

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

ZARING NATIONAL CORPORATION YEAR 2000 COMPLIANCE PROGRAM--During 1998, the Company initiated a comprehensive corporate wide Year 2000 Compliance Program (the Compliance Program) to evaluate and address the impact of the Year 2000 issue on its entire operations. The Compliance Program covers all aspects of the Company's business that may be affected by the Year 2000 issue. The issue is segregated into three main categories of possible risk: internal systems, supplier exposure, and environmental risk. All internal systems have been reviewed for Year 2000 compliance. This includes all server, client, and communication hardware, all related peripheral hardware, and all "embedded" system hardware. Additionally, all of the application software that runs on the internal system hardware has been reviewed for compliance. Supplier exposure has also been considered in this review. Supplier exposure includes a review of any products or services used directly by the Company throughout its value delivery process. The supplier category also includes analysis of possible first and second tier supplier work interruptions caused by the Year 2000 issue. The last category of review was the environmental impact of the issue on operations, including internal work interruptions caused by external events such as power delivery and physical access. This Compliance Program encompasses the review of all three categories of risk at Zaring Homes, Hearthside, HomeMax and all other Company subsidiary organizations.

YEAR 2000 COMPLIANCE PROGRAM PROCESS--The Company's process to achieve Year 2000 compliance involves four major steps: inventory of assets and suppliers, risk assessment, action plan development, and testing.

Step one of the processes involved an inventory of all hardware, software and suppliers that could entail risk to the Company because of date sensitivity. The result of this process was a list of all suppliers that could have a significant effect on the business if their work was interrupted or if their products or services are not Year 2000 compliant. The hardware and software inventory included all makes, models and versions of information systems. This information is then used in Step two of the process, risk assessment.

Step two involved a risk assessment of individual systems and suppliers resulting in a three-tier risk structure (high, medium, low) for the systems and suppliers. This assessment involved a combination of several criteria: business impact, likelihood of failure, and effort to remediate. The high and medium risk items identified as non-compliant were further addressed in Step three of the project.

Step three entailed the development of action plans to address systems or suppliers deemed not compliant in the previous phases and that have a significant impact on the Company's business. Each non-compliant system or supplier has a customized action contingency plan. These plans may include remediation through wholesale replacement of non-compliant systems, upgrades of systems, or identification of alternate sources of supply. Each action plan includes the development of a contingency plan in the remote case that the identified remediation is not completed in time. The Audit Committee of the Board of Directors continues to review these action plans and each plan has its own timeline and program for completion.

The final step of this process (Step four) involves testing of all relevant systems to verify that any remediation efforts were successful in making the systems compliant with the Year 2000 issue.

TIME TO COMPLETE THE YEAR 2000 COMPLIANCE PROGRAM--As of September 30, 1999, the Company has substantially completed all phases of the Compliance Program. The Company has completed the development of all contingency plans, in all operations of the Company, and will continue to implement the contingency plans.

ZARING NATIONAL'S CORE INFORMATION SYSTEM--Prior to the undertaking of the Compliance Program, the Company realized that one of its core information systems was not compliant and that there was a significant risk that the software supplier could not develop an upgrade in sufficient time. For this reason, and other operational benefits, the Company decided to replace this core non-compliant system with a new and compliant product. This effort was formally launched in January 1998 and was complete as of March 31, 1999. A Year 2000 compliant core accounting, purchasing, payables and management information system was installed in all of the Company's relevant operations, and the non-compliant system was decommissioned. This project met all major milestones to date and is within the budgeted amount of $3.0 million. As of September 30, 1999, a total of $2.4 million of costs have been capitalized in association with this project in accordance with the guidelines established in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued in March 1998.

COST OF THE YEAR 2000 COMPLIANCE PROGRAM--At the present time, management estimates that the costs associated with completing the comprehensive Compliance Program will be approximately $125,000. This estimate represents external vendor consulting and excludes the expense associated with management's oversight and review of the Compliance Program. In addition, this estimate excludes any non-core information system hardware or software remediation cost. However, miscellaneous hardware and software remediation costs, other than the core management information system discussed previously, are anticipated to be immaterial to the overall Company's operations. Compliance Program review costs are expensed as incurred. The Company is financing the cost of the core management information system and Year 2000 compliance review through internal sources of funds.

RISKS OF NON-COMPLIANCE AND CONTINGENCY PLANS--The transmission and distribution by automation systems affecting the building of a home and the internal management information systems affecting cash flow management are major business applications which pose the greatest Year 2000 risks for the Company if implementation of the Compliance Program is not successful. The potential problems related to these systems are interruptions of service to customers, interrupted revenue and cost data gathering, delays in the cash payment function, and poor customer relations resulting from a delayed building process. Although the Company has substantially completed all Year 2000 remediation and testing activities, the Year 2000 compliance of third parties poses a risk. The Company has surveyed significant vendors and other parties material to the Company's operations to assess their Year 2000 compliance and is diligently monitoring the progress of such third parties in the Year 2000 compliance area. Although all of the Company's significant vendors have indicated Year 2000 readiness, such third parties nonetheless represent a significant risk that cannot be assessed with precision or controlled with certainty. The Company's ability to finalize its Compliance Program is heavily dependent upon the timely provision of necessary upgrades and modifications by the Company's suppliers and contractors. In some instances, it is anticipated that third party upgrades and modifications to hardware and software are not expected to be available until fourth quarter 1999. In addition, the Company cannot guarantee that third parties on whom it depends for essential services (such as lumber, building materials, subcontractor labor, electric utilities, exchange carriers, phone and fax systems, etc.) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business. However, the Company has established a supplier compliance program to work with key vendors to minimize such risks. For these reasons, the Company is finalizing the development of contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur, including contingencies for the potential failures of key vendors to become Year 2000 compliant. All contingency plans have been developed and will be implemented prior to December 31, 1999.

                            CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operating activities increased from a $805,000 source of cash during the nine months ended September 30, 1998 to a $36.0 million use of cash during the nine months ended September 30, 1999. This overall increase in the use of cash is due mainly to additional investments in luxury site-built homes as well as investments in land developments and developed lots which aggregate $53.7 million, tempered by financing provided through trade payables, accruals and customer deposits of $19.7 million. The increase in inventories is primarily attributable to response to market demands for the Company's housing products and efforts to maintain appropriate levels of land and finished lots.

Net cash used for investing activities decreased $11.3 million from $12.2 million during the nine months ended September 30, 1998 to $860,000 during the nine months ended September 30, 1999. This decrease is directly related to the fact that HomeMax sales villages which were in the development phase in 1998 were substantially complete and operating commencing in 1998.

Net cash provided by financing activities for the nine months ended September 30, 1999 was $30.4 million, an increase of $15.8 million from the same period in 1998. This increase is due to net borrowings which were primarily used to finance additional investments in inventories and support working capital needs.

The Company's financing is comprised of:

- A $72.5 million bank revolving credit facility of which $59.8 million was outstanding and $9.0 million was available (as per the agreement) as of September 30, 1999

- $17.8 million of term facilities provided to the Majority Shareholder LLCs which are controlled by the Company's Principal Shareholder

-      $5.0 million in subordinated loans from the Principal Shareholder

-      $8.4 million of bank term loans

- A $5.0 million bank revolving credit arrangement for Zaring Financial Services of which $4.7 million was available as of September 30, 1999

-      Other term loans of $4.3 million

-      Financing for HomeMax provided through:

- A bank floor plan credit facility of which $8.7 million was outstanding as of September 30, 1999

-      A $15.0 million bank term facility

-      A $4.0 million subordinated convertible note payable to American Homestar

- Financing commitments by the Company and American Homestar of approximately $4.6 million and $1.1 million, respectively

As of September 30, 1999, the Company did not meet the debt to equity covenant at the Zaring National level. The banks have not waived these violations. Management intends to secure waivers, amend certain of the loan provisions currently included in the credit agreements or refinance the facilities to enable continued compliance. However, in the event such waivers or amendments are required and not received, the banks have the right to accelerate the scheduled payments stipulated per the agreements. In the event such payments were accelerated, the Company may be unable to secure financing on comparable terms and conditions.

Through September 30, 1999, the Company had not expanded its preexisting bank credit facilities given its efforts to finance its growth through profitable operations, asset management initiatives, subordinated financing provided by the Company's Principal Shareholder, financing provided to Land LLC, Leasing LLC and Leasing 99 LLC controlled by the Company's Chairman and Principal Shareholder, as well as other financing sources available to the Company.

In October 1999, the Chairman and Principal Shareholder announced his intentions to provide an additional $15.0 million of subordinated financing to the Company in addition to the $5.0 million of subordinated financing provided as of September 30, 1999. At the present time, the Chairman has indefinitely suspended his efforts to provide additional subordinated debt financing. The Company intends to closely monitor current and prospective capital requirements and will explore alternative financial arrangements to the extent deemed appropriate.

CONTINGENCIES- During the third quarter of 1999, the Company became aware that entrapped moisture had resulted in mold or mildew developing in certain brick-faced, exterior walls in homes where tar paper was used as a vapor barrier as required by the City of Mason, Ohio's Building Code. The Company believes a combination of factors in the construction process caused conditions that led to the abnormal entrapment of moisture; however, the tar paper is believed to be a contributing factor. The problem is limited to certain homes in Mason where tar paper was used and exterior brick was applied after August 1997. The Company is diligently investigating appropriate procedures to correct the situation, including, but not limited to, the removal and replacement of exterior brick and the treatment of internal wall areas to the installation of ventilation louvers. The Company has commenced discussions with insurance carriers and other pertinent parties to address the potential financial impacts of the moisture items. However, given the preliminary nature of the process, further review and analysis will be necessary to determine the impact on the prospective results of the operations or financial condition of the Company.

LOT COMMITMENTS- In the aggregate, as of September 30, 1999, Zaring Homes owned, had the ability to develop or purchase, or had under contract 4,697 lots. Of this amount, Zaring Homes owned approximately 705 lots and undeveloped land, including land owned by Land LLC, which will be developed into approximately 905 lots. Zaring also had under contract, subject to the satisfaction of Zaring's purchase contingencies and exercising of option agreements, 1,075 lots and undeveloped land which, if purchased, would be developed into approximately 2,012 lots. Of the 1,075 lots under contract, Zaring Homes is committed to 399 lots.

As of September 30, 1999, Hearthside Homes owned, had the ability to purchase, or had under contract 492 lots. Of this amount, Hearthside owned approximately 155 lots and had under contract, subject to the satisfaction of Hearthside's purchase contingencies and exercising of option agreements, 337 lots, of which Hearthside is committed to 39 lots.

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

       ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There were no material changes in the qualitative and quantitative disclosures about market risk as of September 30, 1999 from that presented in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

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

ITEM 3.    NONE

ITEM 4.    NONE

ITEM 5.    NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              10.24 - $5.0 Million Subordinated Loans from Principal Shareholder
                      (Form of Term Note)

              27     Financial Data Schedule

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


                                          ZARING NATIONAL CORPORATION.
                                          (Registrant)



Date:  November 15, 1999                  By:  /s/Allen G. Zaring III
                                               ----------------------
                                               Allen G. Zaring III
                                               Chairman of the Board, Chief
                                                  Executive Officer


Date:  November 15, 1999                  By:  /s/Ronald G. Gratz
                                              -------------------
                                              Ronald G. Gratz
                                              Chief Financial Officer
                                              Secretary and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)





25