Form 10-K405
period 1999-12-31
ZARING NATIONAL CORP
filed 2000-04-14
CIK 1034898

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                            ---------------------------

                                     FORM 10-K

   (Mark one)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended December 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K. YES [X]     NO [ ]

     As of March 17, 2000, there were 4,591,488 common shares issued and outstanding, and the aggregate market value of those shares held by non-affiliates of the registrant was approximately $5.2 million. Solely for the purpose of this calculation, all directors and executive officers were excluded as affiliates of the registrant.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2000 (Part III).

Total Pages:
Exhibit Index at Page 37

                          ZARING NATIONAL CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
           PART I
Item 1.    Business....................................................      3
Item 2.    Properties..................................................     14
Item 3.    Legal Proceedings...........................................     14
Item 4.    Submission of Matters to a Vote of Security Holders.........     15

           PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Shareholder Matters.........................................     15
Item 6.    Selected Financial Data.....................................     15
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     20
Item 7a.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................     34
Item 8.    Financial Statements and Supplementary Data.................     35
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     36

           PART III
Item 10.   Directors and Executive Officers of the Registrant..........     36
Item 11.   Executive Compensation......................................     36
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     36
Item 13.   Certain Relationships and Related Transactions..............     36

           PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................     36

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Effective May 8, 1997, Zaring National Corporation (formerly Zaring Homes, Inc.) implemented the formation of a holding company structure. The subsidiaries of Zaring National Corporation (the Company) include the following as of December 31, 1999: Zaring Homes, Inc. and its subsidiaries, Zaring Homes of Indiana, LLC and Zaring Homes Kentucky, LLC; Zaring Holdings, Inc.; HomeMax Operating Properties, LLC; HomeMax, Inc. and its subsidiaries, HomeMax North Carolina, Inc., HomeMax Tennessee, Inc., HomeMax South Carolina, Inc., HomeMax Ohio, Inc., HM Properties, Inc., HomeMax Indiana, LLC and HomeMax Kentucky, LLC; Hearthside Homes, LLC; and Zaring Financial Services, LLC.

     The Company's subsidiary, Zaring Homes, Inc. (Zaring Homes or Zaring) is a recognized regional builder of luxury site-built homes.

     In 1997, the Company expanded its operations to include the retail distribution of manufactured homes through its subsidiary, HomeMax, Inc. (HomeMax). During 1997, the Company acquired three established retail distributors of manufactured housing and opened its first Company designed and constructed Model Home Village. As of December 31, 1999, HomeMax operated twelve Model Home Villages. Nine Model Home Villages were located in North Carolina, two in South Carolina and one in Kentucky. The Kentucky village was sold in January 2000.

     On October 1, 1997, the Company, through its then newly formed subsidiary Hearthside Homes, LLC (Hearthside), entered the area of entry level homes by acquiring the operating assets of an Indianapolis, Indiana entry level builder. At the same time, the Company acquired the stock of Legacy Mortgage Corporation, doing business as Hearthside Home Mortgage (Hearthside Mortgage). Hearthside Mortgage originated, processed and sold mortgages to third party lenders. In December 1999, the Board of Directors of the Company approved a plan to discontinue the operations of Hearthside.

     In June 1998, the Company's principal shareholder formed First Cincinnati Leasing LLC (Leasing LLC) and First Cincinnati Land LLC (Land LLC) to purchase and leaseback certain model homes and purchase certain undeveloped land. In March 1999 and February 2000, the Company's principal shareholder formed First Cincinnati Leasing 99 LLC (Leasing 99 LLC) and First Cincinnati Leasing 2000 LLC (Leasing 2000 LLC) respectively, to purchase and leaseback certain model homes.

     In October 1998, the Company increased its ownership of Blue Chip Mortgage Company, LLC (Blue Chip) from 50% to 100%. Effective April 1, 1999, Blue Chip and Legacy Mortgage Corporation were merged and renamed Zaring Financial Services, LLC (Zaring Financial Services). Zaring Financial Services originates, processes and sells mortgages to third party lenders.

     Consolidated revenues from continuing operations in 1999, 1998 and 1997 were derived as follows: 92.8%, 95.0% and 96.3%, respectively from luxury site-built homes, 6.6%, 4.9% and 3.7%, respectively, from retail distribution manufactured homes, and 0.6% and 0.1% from financial related services. There were no revenues from financial services in 1997.

     The Company was founded by Allen G. Zaring, III in 1964 and completed its initial public offering of 2,000,000 Common Shares on June 2, 1993.

     In 1998, the Board of Directors appointed Allen G. Zaring, III as Chief Executive Officer. Mr. Zaring continues as the Chairman of the Board.

RECENT DEVELOPMENTS

  WARRANTY ISSUES

     During 1999, the Company became aware of certain moisture and mold related issues in certain luxury site-built homes in Mason, Ohio. The Company has vigorously pursued various remediation initiatives in an effort to address homeowner concerns. As of December 31, 1999, the Company estimates the cost of remediation could approximate $3.8 million of which approximately $2.8 million, net of estimated insurance recoveries, was expensed. Certain of the remediation costs are subject to recovery through the Company's insurance. To date, the Company's primary insurance carrier has accepted certain coverage, however, the Company's excess insurance carrier has, to date, denied coverage. The Company continues to vigorously pursue its rights under its insurance policies. The Company intends to fund the estimated costs of remediation through its operations and asset reduction plan (as more fully described in management's discussion and analysis) as well as initial reimbursement from its insurance carrier.

     Through March 27, 2000, the Company had contractual remediation costs of approximately $2.8 million with certain homeowners in the affected homes. In March 2000, a purported class action suit was filed by a homeowner. The suit alleges that the home owners have been damaged because of defects in their homes including water and moisture in wall cavities; water damage to wood and other materials used to build the homes; mold and mildew growth inside the homes; excessive humidity and poor air quality inside the homes. The suit requests compensatory damages of more than $25,000, treble damages, punitive damages, attorney fees, litigation expense, court costs, interest before and after judgment, and all other available relief. The Company intends to vigorously defend this matter. Given the preliminary nature of the case, the uncertainties relative to the potential costs of remediation and scope of insurance coverage available, the Company is currently uncertain as to the magnitude of the potential uninsured liability.

  DISCONTINUED OPERATIONS

     On December 13, 1999, the Board of Directors approved a plan to discontinue the operations of Hearthside. The disposal of the Hearthside assets through an orderly sales process is expected to be completed no later than December 13, 2000.

     Hearthside's backlog consists of homes for which Hearthside has entered into a sales contract, but which it has not yet delivered. As of December 31, 1999, Hearthside had a backlog of 65 entry level units under contract, with a sales value of $7.8 million; all of which will be completed within 12 months. In addition, at December 31, 1999, Hearthside owned 97 lots and had firm commitments to purchase an additional 34 lots.

  ASSET REDUCTION PLAN

     On February 25, 2000, the Company announced that it hired Warburg Dillon Read LLC to evaluate strategic alternatives, including the possible sale of all or part of the Company. In addition, initiatives are currently in place to reduce the number of market homes in each neighborhood and to reduce certain operating costs in each of the Company's operating segments.

OPERATING STRATEGY

     The Company focuses its operating strategy on increasing the rates of return on invested capital. Through its Zaring Homes subsidiary, the Company's primary strategy will emphasize continued cycle time compression and increased inventory turnover. The Company's philosophy will be to emphasize Zaring Homes operations while maintaining a presence in the manufactured housing market through its investment in HomeMax. As discussed above, the operations of Hearthside Homes will be discontinued. Net proceeds from the sale of Company assets or operations will be used to reduce outstanding debt and fund continuing operations. The Company also plans to modify the terms and conditions of its existing credit facilities. No additional market expansion is currently planned.

ZARING HOMES (LUXURY SITE-BUILT HOMES)

     The Company, through its subsidiary Zaring Homes, identifies existing markets for housing, purchases and develops land and then designs, constructs and sells luxury single-family detached homes to meet demand. Zaring's main focus is to build distinctive, quality neighborhoods, but through the "Zaring Design Gallery Homes" product, introduced in 1998, a Zaring home can be built on a lot purchased independently by a customer. A variety of architectural styles and different models within a community create inviting neighborhoods. Homes built by Zaring emphasize classic exterior elevations, innovative interior design and quality construction with attention to detail. Zaring has a reputation for on-time construction.

     Zaring traditionally has marketed to the Luxury/"Move-Up" market, comprised of individuals who previously owned a principal residence. In executing this strategy, Zaring builds homes that range in size from 1,900 to 4,000 square feet at prices that range from approximately $170,000 to $490,000.

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

     Cincinnati

     Zaring operates in five counties in Ohio and two counties in Northern Kentucky, which constitute seven of the twelve counties in the Cincinnati metropolitan statistical area, offering homes that range in price from $170,000 to $490,000. Homes ranging in size from 2,200 to 4,000 square feet are currently offered in seventeen communities.

     Nashville

     Zaring operates in four of eight counties in the Nashville metropolitan statistical area, offering homes that range in price from $190,000 to $370,000. The product line encompasses homes ranging from 1,900 to 3,500 square feet in eight communities.

     Indianapolis

     Zaring operates in two of the nine counties in the Indianapolis metropolitan statistical area. Zaring markets homes ranging in price from $210,000 to $400,000 in nine communities. The product line includes homes ranging from 2,200 to 4,000 square feet.

     Raleigh

     Zaring operates in one of the six counties which comprise the Raleigh-Durham-Chapel Hill metropolitan statistical area. Zaring markets homes ranging in size from 2,200 to 3,600 square feet and in price from $190,000 to $375,000 in six communities.

     Charlotte

     Zaring operates in three of the seven counties which comprise the greater Charlotte-Gastonia-Rockhill metropolitan statistical area. Zaring markets homes ranging in size from 2,200 to 3,600 square feet and in price from $240,000 to $460,000 in ten communities.

     Louisville

     Zaring operates in two counties of the seven counties of the Louisville metropolitan statistical area. Zaring markets homes ranging in size from 2,200 to 4,000 square feet and in price from $225,000 to $475,000 in four communities.

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

  MARKETING AND SALES

     Zaring homes are sold primarily through its own staff of sales managers who are compensated primarily on a commission basis. Zaring's marketing efforts rely heavily on furnished model homes. The furnished models in all communities are open seven days a week, and are staffed by sales managers who consult with the prospective customer regarding floor plans, elevations and available options. At December 31, 1999, Zaring, Leasing LLC and Leasing 99 LLC maintained 65 furnished model homes. Zaring cooperates with outside real estate agents to whom it pays commissions at market rates. Other marketing tools include the Multiple Listing Service, local newspaper advertisements, promotions, newsletters to realtors, entrance signs and illustrated brochures, all of which utilize the "Zaring Homes" name.

     Additionally, Zaring operates Design Galleries in Cincinnati, Ohio, Nashville, Tennessee and Raleigh, North Carolina. The Design Galleries are fully staffed centers whereby the variety of options available to the customer are displayed to further enhance the customers' opportunity of choice without the need to customize the base product line.

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

     The majority of Zaring's homes are completed after a sales contract has been signed, but Zaring frequently commences construction of homes that are held "under roof," with completed exteriors, as inventory for sale (Market Homes). This practice limits funds committed to construction of the house, but at the same time permits rapid completion of the interior of the home to a purchaser's specifications upon execution of a sales contract. Zaring has Market Homes in each community in order to offer a range of homes to prospective buyers and to be able to complete a house for occupancy in approximately the same length of time as required for a loan closing in the resale market. Some sales are of completed homes, including model homes no longer needed for Zaring's marketing efforts. At December 31, 1999, Zaring had 144 Market Homes at various stages of completion. Market Homes are not reflected in Zaring's backlog until placed under a purchase contract by a third-party purchaser.

  BACKLOG AND INVENTORY

     Zaring's backlog consists of homes for which Zaring has entered into a sales contract, but which it has not yet delivered. As of December 31, 1999, Zaring had a backlog of 433 luxury site-built units under contract, with a sales value of $126.6 million, substantially all of which will be completed within six months. Construction of homes in backlog is financed using cash flow from operations and various credit facilities.

  CONSTRUCTION

     Zaring Homes enjoys a reputation as a quality builder of site-built luxury homes. Zaring acts as its own construction manager and general contractor using even-flow production techniques to produce quality homes on a 90 day cycle. The entire value delivery system is managed by a process circle consisting of a Process Control Executive, Senior Builder, Sales Executive and Operations Manager who work in concert to construct and deliver homes consistently and predictably.

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

     Zaring does not have major investments in capital equipment, building supply inventories or component manufacturing facilities, rather subcontractors and suppliers are utilized as part of a "just-in-time" inventory control system. The use of subcontractors minimizes Zaring's payroll and increases its flexibility in responding to changes in the demand for housing. Zaring utilizes a fast-track scheduling system which generally enables it to complete its homes in less than 90 days from the date a building permit is issued. A Market Home normally can be completed within 45 days after a contract is signed.

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

  CUSTOMER SERVICE AND QUALITY CONTROL

     Zaring believes that its commitment to quality construction and customer service, as evidenced by its follow-up inspection and warranty program, enhances its competitive position. Zaring grants a one-year limited warranty on materials and workmanship and passes on to its customers all warranties provided by manufacturers or suppliers of components installed in each home. Zaring's warranty expense approximated $3.5 million (exclusive of the 1999 incremental warranty provision of $2.8 million), $1.5 million and $1.9 million, in 1999, 1998 and 1997, respectively. Zaring offers a Customer Care program which includes two inspections of the home by the home buyer and a member of the Quality Team which supervised construction of the home. The first inspection is conducted shortly before closing, and the other occurs approximately nine months after occupancy. The Customer Care Team has authority to make repairs under the warranty program to meet Zaring standards.

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

     In the aggregate, at December 31, 1999 Zaring Homes owned, had the ability to develop or purchase, or had under contract, 4,039 lots. At December 31, 1999, Zaring owned approximately 964 lots and undeveloped land, including land owned by Land LLC, which will be developed into approximately 758 lots. Zaring also had under contract, subject to the satisfaction of Zaring's purchase contingencies and exercising of option agreements, 1,782 lots and undeveloped land which, if purchased, would be developed into approximately 535 lots. Of the 1,782 lots under contract, Zaring is committed to 971 lots.

  CUSTOMER FINANCING

     Zaring does not finance the purchase of homes in its communities and does not contemplate doing so. Virtually all of Zaring's customers utilize first mortgage financing obtained from independent third parties, which typically require down payments of 20%. Zaring attempts to assist its customers in arranging traditional mortgage financing with third-party lenders through Zaring Financial Services. In 1999, Zaring Financial Services assisted approximately 58% of Zaring's customers in obtaining mortgages.

  COMPETITION

     The homebuilding business is highly competitive. Zaring competes in each of its local market areas with numerous national, regional, and local homebuilders, some of which have greater financial and other resources than Zaring. Zaring competes primarily on the basis of location, quality, reputation, service, design and price. At this time, Zaring views the home resale market, rather than other builders of new homes, as its principal competition in all of its geographic markets and attempts to meet the competition from the home resale market by offering benefits which the resale market cannot provide, notably the latest design features, the flexibility to select interior and exterior finishes and a new home warranty. In addition, Zaring competes with other homebuilders in the acquisition of undeveloped property for lot development.

HOMEMAX (RETAIL DISTRIBUTION MANUFACTURED HOMES)

     The Company, through its subsidiary HomeMax, is engaged in the retail distribution, installation and servicing of manufactured homes under the name "HomeMax." HomeMax opened its first Model Home Village in Wake Forest, North Carolina in December 1997. This Model Home Village, a concept unique to HomeMax, features a 2,700 square foot Welcome Center and more than 14 decorated, furnished models displayed in a landscaped environment to create a neighborhood concept.

  JOINT VENTURE AGREEMENT WITH AMERICAN HOMESTAR CORPORATION

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

     - The Company agreed to pay up to $3.0 million in connection with certain annual lease obligations. During the year ended December 31, 1999, $1.1 million was expensed under this commitment.

     - Subsequent to the sale, model home inventory was replaced with the inventory of American Homestar. Costs of replacement were provided by the Company and American Homestar in amounts up to $1.0 million and $0.5 million, respectively. During the year ended December 31, 1999 the entire $1.5 million was funded under this commitment.

     - Subsequent to the sale, the Company and American Homestar each agreed to provide up to $50,000 per quarter to support advertising and promotional initiatives. As of December 31, 1999, $300,000 of funding was provided equally by the Company and American Homestar.

     - American Homestar agreed to provide certain management and consulting services for up to three years for compensation of at least $0.5 million plus an additional fee of up to $750,000 based upon quarterly losses during the first four quarters following closing. During the year ended December 31, 1999, $0.9 million was expensed under this arrangement.

     - American Homestar and the Company each agreed to provide working capital loans of up to $0.5 million to HomeMax which will accrue interest at prime. No working capital loans were provided as of December 31, 1999. In February 2000, the Company and American Homestar each provided $250,000 in the form of loans to HomeMax.

     - The Company has the option to sell and American Homestar has the option to buy 50% of HomeMax within three years at a defined price.

     - The Company received an option, which expires on March 15, 2004, to purchase up to 150,000 shares of common stock of American Homestar with an exercise price of $18.00 per share.

  MARKETS

     As of December 31, 1999, HomeMax operated twelve retail sales centers. During 1997, HomeMax acquired three sales centers and opened its first Company designed and constructed Model Home Village. As of December 31, 1999, HomeMax operated nine Model Home Villages in North Carolina, two in South Carolina and one in Kentucky. The Model Home Village in Kentucky was sold in January 2000.

  PRODUCTS

     HomeMax's manufactured homes are principally manufactured by American Homestar and are purchased for occupancy as primary residences.

     HomeMax displays a variety of models ranging in price from $30,000 to $95,000 and in size from 900 to 2,200 square feet. The base price of each unit includes many standard features such as wood cabinet doors, vinyl siding, shingled roof and equipped kitchens. Additionally, HomeMax provides a complete list of pre-priced options ranging from additional electrical outlets to brick exteriors, free standing garages or decks. Such options permit the buyer to personalize their manufactured home and should result in incremental profits.

  MARKETING AND SALES

     HomeMax markets its manufactured homes to a variety of customers including first time buyers and "empty nesters", emphasizing quality, options and customer satisfaction. HomeMax's manufactured homes are sold through its own staff of trained home consultants who are compensated through commissions on sales. HomeMax's marketing efforts, through the Model Home Village concept, emphasize finished model home units. The finished models at all sales centers are open seven days a week, and are staffed by home consultants, who consult with prospective customers regarding floor plans and available options. At December 31, 1999, HomeMax maintained finished model homes in all twelve Villages. Other marketing tools include local newspaper, radio and television advertisements, promotion, entrance signs and illustrated brochures all of which utilize the HomeMax name and trademark. HomeMax's strategy is to display model merchandising and retailing concepts in line with super retailers.

     Sales of the HomeMax's manufactured homes are pursuant to standard sales contracts. The contracts generally require that a customer make a deposit of 5% to 10% of the sale price at the time of the execution of the sales contract, depending upon the local competitive conditions and available financing. Contracts are generally subject to certain contingencies including the availability of financing to the purchaser. Prices at which homes are offered normally increase from time to time reflecting the cost of manufacturing the home and its options. HomeMax attempts to assist its customers in arranging financing with third-party lenders.

  BACKLOG AND INVENTORY

     HomeMax's backlog consists of homes for which HomeMax has entered into a sales contract, but which it has not yet delivered. As of December 31, 1999, HomeMax had a backlog of 201 units under contract, with a sales value of $15.8 million, which could be completed within 120 days. Installation of homes in backlog is financed using cash flow from operations and draws on its customers' construction loans.

  LAND ACQUISITION AND DEVELOPMENT

     Currently, HomeMax purchases a minor number of lots in existing communities.

  CUSTOMER FINANCING

     HomeMax does not finance the purchase of homes in its communities and does not contemplate doing so. Virtually all of HomeMax's customers utilize financing obtained from independent third parties, which typically requires down payments of 5% to 10%.

  COMPETITION

     The retail manufactured home business is highly competitive. HomeMax competes in its current market areas with numerous national, regional, and local retailers, some of which have greater financial and other resources than HomeMax. HomeMax competes primarily on the basis of quality, service, design, price and the ability to personalize the manufactured homes.

ASSET IMPAIRMENT

     In 1997 and through the third quarter of 1998, the losses of HomeMax, although expected, negatively impacted the consolidated results of the Company. In response to the actual and anticipated prospective losses, management and the Board of Directors initiated efforts to consider alternatives to the pre-existing growth strategies, including the pursuit of joint venture opportunities with other retailers, alternative operating strategies or an outright sale of the entity. In conjunction with these reviews and pursuant to Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company determined the undiscounted estimated future cash flows of HomeMax were less than the associated carrying value of the long-lived assets. Accordingly, in the fourth quarter of 1998, the Company adjusted the carrying values of the long-lived assets of HomeMax, including goodwill, other intangibles and sales villages, to their estimated fair market value through the recognition of a provision for asset impairment of $5.7 million. The estimated fair market value of the assets was based on anticipated future cash flows discounted at a rate commensurate with the risks, as well as reviews of comparable residual asset values. In 1999, given the continued losses of HomeMax, the Company again evaluated the carrying values associated with the long-lived assets of HomeMax, and, accordingly, adjusted the carrying value of a sales village by $753 to the net value realized in conjunction with the sale of the village subsequent to December 31, 1999.

MAJORITY SHAREHOLDER LLCS

     In an effort to provide additional liquidity and financing to the Company, the Chairman executed agreements to fund long-term capital to the Company and its subsidiaries through entities controlled by him: Land LLC, Leasing LLC, Leasing 99 LLC and Leasing 2000 LLC.

     During 1998, Land LLC purchased $4.3 million in undeveloped land inventory from Zaring Homes and $1.5 million of undeveloped land from unrelated third parties. During 1999, Land LLC purchased $4.1 million of undeveloped land from unrelated third parties. Land LLC executed a three year land option contract with Zaring Homes to repurchase the land. The contract requires Zaring to make monthly land option contract payments equal to Land LLC's cost of carry (interest, real estate taxes, sewer and water). Zaring Homes' purchase price of the land will equal Land LLC's original cost plus 15%. In 1999, Zaring Homes purchased $1.2 million of undeveloped land from Land LLC. To secure its performance of the option contract, Zaring Homes provided an original irrevocable letter of credit in the amount of $1.5 million in favor of Land LLC. As of December 31, 1999, $1.3 million was outstanding on the irrevocable letter of credit. To finance the purchase of the land, Land LLC entered into a loan agreement with a bank whereby an amount of up to $10.0 million in borrowings was available until March 31, 1999. As of December 31, 1999, the loan had an outstanding balance of $8.7 million and bears interest at LIBOR plus 2.25%. The loan is guaranteed by the Chairman and his sons and is collateralized by first mortgage liens on the land inventory.

     During 1998, Leasing LLC purchased and subsequently leased-back $11.0 million of model homes from Zaring Homes. Leasing LLC is leasing the model homes to Zaring on a triple net basis, wherein Zaring is responsible for taxes, insurance, maintenance and homeowner fees, if applicable. Under the terms of the agreement, Zaring Homes pays rent equal to the sales price of the model home times the greater of the prime interest rate or LIBOR plus 1.5%. To finance the purchase of the model homes, on June 30, 1998, Leasing LLC entered into a loan agreement with a bank whereby an amount of up to $10.0 million was available to be borrowed. As of December 31, 1999, the loan had an outstanding balance of $6.1 million and bears interest at LIBOR plus 1.75%. The loan is guaranteed by the Chairman and is collateralized by first mortgage liens on the model homes.

     During 1999, Leasing 99 LLC purchased and subsequently leased back $3.2 million of model homes from Zaring Homes. Leasing terms are the same as those of Leasing LLC. To finance the purchase of the model homes, on March 24, 1999, Leasing 99 LLC entered into a loan agreement with a bank whereby an amount of up to $3.0 million was available. As of December 31, 1999, the loan had an outstanding balance of $2.9 million and bears interest at LIBOR plus 1.75%. The loan is guaranteed by the Chairman and is collateralized by first mortgage liens on the model homes.

     During February 2000, Leasing 2000 LLC purchased and subsequently leased back $5.8 million of model homes from Zaring Homes. The leasing terms are the same as those of Leasing LLC and Leasing 99 LLC. The financing for the purchase of the model homes was completed through a member contribution from the Chairman.

ZARING FINANCIAL SERVICES

     The Company's Zaring Financial Services subsidiary provides mortgage services to the customers of Zaring Homes. Zaring Financial Services originates, processes and sells mortgages to third party investors. Zaring Financial Services does not retain or service the mortgages it originates, rather the mortgages and related servicing rights are sold to investors.

  EMPLOYEES

     At December 31, 1999, the Company had 650 full-time employees. Although none of the Company's employees are covered by collective bargaining agreements, many of the subcontractors and suppliers which the Company engages are represented by labor unions or are subject to collective bargaining arrangements. The Company believes that its relations with its employees, sub-contractors and suppliers are good.

ITEM 2. PROPERTIES

     The Company's corporate and Cincinnati offices are located at 11300 Cornell Park Drive, Cincinnati, Ohio 45242. These offices occupy approximately 24,683 square feet under a lease that expires in December 2006. Other locations at which the Company operates are:

Zaring Homes, Inc.                            Zaring Financial Services, LLC
Cincinnati, Ohio (Design Center)              Cincinnati, Ohio
5885 Pfeiffer Road                            5889 Pfeiffer Road
Cincinnati, Ohio 45242                        Cincinnati, Ohio 45242
Size: 7,512 sq. ft.                           Size: 1,649 sq. ft.
Lease Expiration Date: November 2001          Lease Expiration Date: November 2001

Zaring Homes, Inc.                            Zaring Homes, Inc.
Nashville, Tennessee                          Charlotte, North Carolina
1604 Westgate Circle                          1043 East Morehead Street, Suite 200
Brentwood, Tennessee 37027                    Charlotte, North Carolina 28204
Size: 15,165 sq. ft.                          Size: 3,272 sq. ft.
Lease Expiration Date: September 2012         Lease Expiration Date: June 2001

Zaring Homes, Inc.                            Zaring Homes Kentucky, LLC
Raleigh, North Carolina                       Louisville, Kentucky
7701 Six Forks Road, Suite 132                303 Hurstbourne Parkway, Suite 100
Raleigh, North Carolina 27615                 Louisville, Kentucky 40222
Size: 6,176 sq. ft.                           Size: 4,054 sq. ft.
Lease Expiration Date: July 2004              Lease Expiration Date: Month to Month

Zaring Homes of Indiana, LLC                  HomeMax, Inc.
Indianapolis, Indiana                         Raleigh, North Carolina
2629 Water Front Parkway East Drive,          One North Commerce Center
Suite 301                                     3691 Trust Drive
Indianapolis, Indiana 46214                   Raleigh, North Carolina 27604
Size: 5,878 sq. ft.                           Size: 7,296 sq. ft.
Lease Expiration Date: October 2003           Lease Expiration Date: July 2002

     In addition to the office facilities, the Company maintains operating lease commitments for land under eight HomeMax Sales Centers which range from one to nine years and expire at various times from July 2000 to September 2008. As of December 31, 1999, the total commitment for the land operating leases in the aggregate amounted to $2.2 million, payable over a nine year period.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to real estate, environmental zoning, and other matters, which seek remedies or damages. The Company believes that any liability that may finally be determined, exclusive of the litigation discussed below, will not have a material effect on its financial position, cash flows, or results of operations.

     On March 14, 2000, a lawsuit was filed by Felix and Wanda Martinez in the Court of Common Pleas, Hamilton County, Ohio against Zaring National Corporation (the Company) and its subsidiary, Zaring Homes, Inc., in the form of a purported class action whose members own homes in the "White Blossom" residential development of Zaring Homes in Mason, Ohio. The suit alleges that the home owners have been damaged because of defects in their homes including water and moisture in wall cavities; water damage to wood and other materials used to build the homes; mold and mildew growth inside the homes; excessive humidity; and poor air quality inside the homes. The suit requests compensatory damages of more than $25,000, treble damages, punitive damages, attorney fees, litigation expenses, court costs, interest before and after judgement, and all other available relief. The Company intends to vigorously contest this suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common shares (the Shares) have been approved for listing and are currently traded on Nasdaq Stock Market under the symbol "ZHOM." On March 17, 2000, the last reported sales price of the Shares on the Nasdaq Stock Market was $4 1/16. The following table shows the high and low sales prices for the Shares on the Nasdaq Stock Market for the 1999 and 1998 quarterly periods indicated with respect to each of such periods.

                                                              HIGH      LOW
                                                              ----      ---
Year ended December 31, 1999
  Fourth Quarter............................................  $ 6 1/4   $ 4
  Third Quarter.............................................    8 1/2     5
  Second Quarter............................................    8 7/8     7 1/4
  First Quarter.............................................    9 1/2     7 3/8
Year ended December 31, 1998
  Fourth Quarter............................................  $ 9 1/4   $ 5 1/4
  Third Quarter.............................................    9 1/2     7
  Second Quarter............................................   11 3/4     8 3/4
  First Quarter.............................................   10 5/8     8 1/2

     As of March 17, 2000, there were approximately 1,339 shareholders of record, and the Company estimates that, as of that date, there were an additional 696 beneficial shareholders in "street" name. The Company has not declared any dividends on its shares since the completion of its initial public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth Selected Financial Data for the continuing operations of the Company as well as selected financial data related to the discontinued operations of Hearthside Homes. This information should be read in conjunction with the financial statements of the Company and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                       YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------
                                           1999       1998       1997       1996       1995
                                         --------   --------   --------   --------   --------
BALANCE SHEET DATA
Total Assets...........................  $210,230   $159,893   $129,873   $ 94,697   $ 85,438
Net Assets of Discontinued
  Operations...........................  $  5,739   $  7,846   $  1,148   $     --   $     --
Notes Payable..........................  $117,068   $ 91,650   $ 62,170   $ 34,245   $ 29,561
Subordinated Debt......................  $  9,000   $     --   $     --   $     --   $     --
Total Liabilities......................  $183,187   $117,110   $ 79,143   $ 46,016   $ 41,127

Shareholders' Equity...................  $ 27,043   $ 42,783   $ 50,730   $ 48,681   $ 44,311
STATEMENT OF OPERATIONS DATA
Net Revenues(1)........................  $309,666   $256,844   $222,251   $174,793   $127,084
Cost Of Sales..........................   259,679    212,478    186,488    143,039    101,172
Incremental Warranty Provision.........     2,806         --         --         --         --
Asset Impairment.......................       753      5,674         --         --         --
Interest...............................     7,187      5,541      3,009      2,359      2,548
Selling, General and Administrative
  Expenses.............................    54,289     43,382     29,530     21,732     16,496
                                         --------   --------   --------   --------   --------
Operating Income (Loss)................   (15,048)   (10,231)     3,224      7,663      6,868
Other Income, net......................       125        310         15        162        113
                                         --------   --------   --------   --------   --------
Income (Loss) Before Minority Interest
  and Income Taxes.....................   (14,923)    (9,921)     3,239      7,825      6,981
Minority Interest......................     2,655       (141)        76         --         --
                                         --------   --------   --------   --------   --------
Income (Loss) from Continuing
  Operations Before Income Taxes.......   (12,268)   (10,062)     3,315      7,825      6,981
Provision (Benefit) For Income Taxes...    (1,058)    (3,915)     1,296      2,998      2,701
                                         --------   --------   --------   --------   --------
Income (Loss) from Continuing
  Operations...........................   (11,210)    (6,147)     2,019      4,827      4,280
Net Income (Loss) from Discontinued
  Operations...........................    (4,530)      (219)        33         --         --
                                         --------   --------   --------   --------   --------
Net Income (Loss)......................  $(15,740)  $ (6,366)  $  2,052   $  4,827   $  4,280
                                         ========   ========   ========   ========   ========
Earnings (Loss) Per Share From
  Continuing Operations................  $  (2.44)  $  (1.30)  $   0.42   $   1.01   $   0.88
Earnings (Loss) Per Share From
  Discontinued Operations..............     (0.99)     (0.04)      0.01         --         --
                                         --------   --------   --------   --------   --------
Earnings (Loss) Per Share..............  $  (3.43)  $  (1.34)  $   0.43   $   1.01   $   0.88
                                         ========   ========   ========   ========   ========
Weighted Average Shares Outstanding....     4,591      4,737      4,781      4,779      4,850
                                         ========   ========   ========   ========   ========

                            SELECTED OPERATING DATA
                             (DOLLARS IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------
                                       1999       1998       1997       1996       1995
                                     --------    -------    -------    -------    -------
LUXURY SITE-BUILT HOMES
Operating Data (Units):
  New Orders(2)....................     1,181        938        856        800        676
  Closings(1)......................     1,004        922        879        754        583
  Backlog(3).......................       433        256        240        263        217
Average Revenue Per Closing........  $    283    $   259    $   241    $   228    $   215
Sales Value Of Backlog.............  $126,596    $71,996    $60,779    $64,193    $47,033
RETAIL DISTRIBUTION MANUFACTURED
  HOMES
Operating Data (Units):
  New Orders(2)....................       390        366        180         --         --
  Closings(1)......................       356        239        208         --         --
  Backlog(3)(5)....................       201        167         40         --         --
Average Revenue Per Closing........  $     58    $    52    $    41         --         --
Sales Value Of Backlog.............  $ 15,801    $10,889    $ 2,365         --         --

                       SELECTED QUARTERLY FINANCIAL DATA
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                             THREE MONTHS ENDED
                                               ----------------------------------------------
                                               DEC. 31,    SEPT. 30,    JUNE 30,    MARCH 31,
                                                 1999        1999         1999        1999
                                               --------    ---------    --------    ---------
INCOME STATEMENT DATA:
Net Revenues(1)..............................  $107,152     $84,965     $73,353      $44,196
Cost Of Sales................................    97,531      67,681      58,552       35,915
Incremental Warranty Provision...............     2,806          --          --           --
Asset Impairment.............................       753          --          --           --
Interest.....................................     2,425       1,817       1,522        1,423
Selling, General and Administrative
  Expenses...................................    16,535      14,609      12,643       10,502
                                               --------     -------     -------      -------
Operating Income (Loss)......................   (12,898)        858         636       (3,644)
Other Income (Expense).......................       (23)        129         (32)          51
                                               --------     -------     -------      -------
Income (Loss) Before Minority Interest and
  Income Taxes...............................   (12,921)        987         604       (3,593)
Minority Interest............................     1,193         693         609          160
                                               --------     -------     -------      -------
Income (Loss) From Continuing Operations
  Before Income Taxes........................   (11,728)      1,680       1,213       (3,433)
Provision (Benefit) For Income Taxes.........    (1,929)      1,350         884       (1,363)
                                               --------     -------     -------      -------
Income (Loss) from Continuing Operations.....    (9,799)        330         329       (2,070)
Net Loss from Discontinued Operations........    (3,537)       (304)       (428)        (261)
                                               --------     -------     -------      -------
Net Income (Loss)............................  $(13,336)    $    26     $   (99)     $(2,331)
                                               ========     =======     =======      =======
Earnings (Loss) Per Share From Continuing
  Operations.................................  $  (2.13)    $  0.07     $  0.07      $ (0.45)
Earnings (Loss) Per Share From Discontinued
  Operations.................................     (0.77)      (0.06)      (0.09)       (0.06)
                                               --------     -------     -------      -------
Earnings (Loss) Per Share....................  $  (2.90)    $  0.01     $ (0.02)     $ (0.51)
                                               ========     =======     =======      =======
Weighted Average Shares Outstanding..........     4,591       4,591       4,591        4,591
                                               ========     =======     =======      =======

                                                              THREE MONTHS ENDED
                                                ----------------------------------------------
                                                DEC. 31,    SEPT. 30,    JUNE 30,    MARCH 31,
                                                  1998        1998         1998        1998
                                                --------    ---------    --------    ---------
INCOME STATEMENT DATA:
Net Revenues(1)...............................  $65,539      $71,525     $68,973      $50,807
Cost Of Sales.................................   53,965       58,160      56,987       43,366
Asset Impairment..............................    5,674           --          --           --
Interest......................................    1,704        1,371       1,490          976
Selling, General and Administrative
  Expenses....................................   13,113       11,143      10,575        8,551
                                                -------      -------     -------      -------
Operating Income (Loss).......................   (8,917)         851         (79)      (2,086)
Other Income..................................       76           44         122           68
                                                -------      -------     -------      -------
Income (Loss) Before Minority Interest and
  Income Taxes................................   (8,841)         895          43       (2,018)
Minority Interest.............................     (303)         (21)        102           81
                                                -------      -------     -------      -------
Income (Loss) From Continuing Operations
  Before Income Taxes.........................   (9,144)         874         145       (1,937)
Provision (Benefit) For Income Taxes..........   (3,434)         304          20         (805)
                                                -------      -------     -------      -------
Income (Loss) from Continuing Operations......   (5,710)         570         125       (1,132)
Net Income (Loss) from Discontinued
  Operations..................................      (66)          (7)       (166)          20
                                                -------      -------     -------      -------
Net Income (Loss).............................  $(5,776)     $   563     $   (41)     $(1,112)
                                                =======      =======     =======      =======
Earnings (Loss) Per Share From Continuing
  Operations..................................  $ (1.23)     $  0.12     $  0.03      $ (0.24)
Earnings (Loss) Per Share From Discontinued
  Operations..................................    (0.01)          --       (0.04)        0.01
                                                -------      -------     -------      -------
Earnings (Loss) Per Share.....................  $ (1.24)     $  0.12     $ (0.01)     $ (0.23)
                                                =======      =======     =======      =======
Weighted Average Shares Outstanding...........    4,655        4,752       4,765        4,776
                                                =======      =======     =======      =======

                        SELECTED OPERATING DATA (UNITS)

                                                                THREE MONTHS ENDED
                                                  ----------------------------------------------
                                                  DEC. 31,    SEPT. 30,    JUNE 30,    MARCH 31,
                                                    1999        1999         1999        1999
                                                  --------    ---------    --------    ---------
LUXURY SITE-BUILT HOMES
New Orders(2)...................................    198          327         351          305
Closings(1).....................................    340          292         231          141
Backlog(3)......................................    433          575         540          420
RETAIL DISTRIBUTION MANUFACTURED HOMES
New Orders(2)...................................     96          106          64          124
Closings(1).....................................     94           83         102           77
Backlog(3)......................................    201          199         176          214

                                                                THREE MONTHS ENDED
                                                  ----------------------------------------------
                                                  DEC. 31,    SEPT. 30,    JUNE 30,    MARCH 31,
                                                    1998        1998         1998        1998
                                                  --------    ---------    --------    ---------
LUXURY SITE-BUILT HOMES
New Orders(2)...................................    217          194         191          336
Closings(1).....................................    210          250         262          200
Backlog(3)......................................    256          249         305          376
RETAIL DISTRIBUTION MANUFACTURED HOMES
New Orders(2)...................................     76          127          90           73
Closings(1).....................................     97           82          41           19
Backlog(3)......................................    167          188         143           94

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

  OVERVIEW

     The Company's business and the homebuilding industry are subject to changes in national and local economic conditions, as well as other factors, including employment levels, availability of financing, interest rates, consumer confidence and housing demand. The Company's results of continuing operations for the periods presented include luxury site-built homes, retail distribution manufactured homes and financial services all of which reflect, among others, the cyclical nature of the housing industry.

     The Company reported consolidated net revenues from continuing operations of $309.7 million for the year ending December 31, 1999 compared to $256.8 million in 1998, an increase of $52.8 million or 20.6%. The net loss from continuing operations for 1999 was $(11.2) million or $(2.44) per share, compared to a net loss of $(6.1) million or $(1.30) per share in 1998.

     The Company reported consolidated net revenues from continuing operations of $256.8 million for the year ending December 31, 1998 compared to $222.3 million in 1997, an increase of $34.5 million or 15.5%. The net loss from continuing operations for 1998 was $(6.1) million or $(1.30) per share, compared to net income of $2.0 million or $0.42 per share in 1997.

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

     Although the Company believes that substantially all backlogs at December 31, 1999 will be completed and closed during 2000, there can be no assurance that such closings will occur. The Company experienced cancellations of its contracts from continuing operations at a rate of 43.0%, 35.5% and 19.9% during 1999, 1998 and 1997, respectively. During 1999 and 1998, HomeMax experienced cancellation rates of 71.2% and 58.2%, respectively, which significantly contributed to the overall Company cancellation rate increase. Excluding HomeMax, the Company's cancellation rate for continuing operations was 15.8% and 19.9% during 1999 and 1998, respectively. Cancellations fluctuate due to, among others, buyer's expectations of mortgage interest rates and their ability to obtain the appropriate amount of financing. Trends in the Company's backlog are subject to change from period to period based upon economic conditions including consumer confidence levels, interest rates and the availability of mortgages.

     Management has organized the Company in operating segments by the types of products offered. The following tables set forth for the years indicated, financial information regarding the Company's operating segments:

                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1999        1998        1997
                                                        --------    --------    --------
                                                                 (IN THOUSANDS)
ZARING HOMES
Luxury Site-Built Homes
  Revenues............................................  $284,602    $241,599    $214,042
  Cost of sales.......................................   237,792     199,867     179,568
  Incremental warranty provision......................     2,806          --          --
  Interest............................................     8,356       6,943       5,563
  Selling, general and administrative.................    36,880      28,256      24,346
                                                        --------    --------    --------
  Operating income (loss).............................    (1,232)      6,533       4,565
  Other income........................................        82         198          15
                                                        --------    --------    --------
  Pretax Luxury Site-Built Income (Loss)..............    (1,150)      6,731       4,580
ZARING FINANCIAL SERVICES
  Revenues............................................     1,677         526          --
  Expenses............................................     1,707         531          --
  Interest............................................        48          --          --
                                                        --------    --------    --------
  Pretax Financial Services Loss......................       (78)         (5)         --
HOMEMAX
Retail Distribution Manufactured Homes
  Revenues............................................    20,551      12,411       8,209
  Cost of sales.......................................    19,451      10,724       6,920
  Interest............................................     1,568       1,807         312
  Asset impairment....................................       753       5,674          --
  Selling, general and administrative.................    11,688      11,704       3,370
                                                        --------    --------    --------
  Operating loss......................................   (12,909)    (17,498)     (2,393)
  Other income (expense)..............................        43          (5)         48
  Minority interest...................................     2,406         263          --
                                                        --------    --------    --------
  Pretax Retail Distribution Loss.....................   (10,460)    (17,240)     (2,345)
MAJORITY SHAREHOLDER LLCS
  Revenues............................................     2,836       2,308          --
  Cost of sales.......................................     2,436       1,887          --
  Interest............................................     1,221         465          --
  Selling, general and administrative.................       178         112          --
                                                        --------    --------    --------
  Operating loss......................................      (999)       (156)         --
  Other income........................................       750         560          --
  Minority interest...................................       249        (404)         --
                                                        --------    --------    --------
CORPORATE
  Interest income from subsidiaries, net..............     4,006       3,674       2,866
  General and administrative..........................    (4,586)     (3,222)     (1,786)
                                                        --------    --------    --------
       Income (loss) before income taxes and
          discontinued operations.....................   (12,268)    (10,062)      3,315
  Provision (credit) for income taxes.................    (1,058)     (3,915)      1,296
                                                        --------    --------    --------
  Net income (loss) before discontinued operations....   (11,210)     (6,147)      2,019
  Net income (loss) from discontinued operations......    (4,530)       (219)         33
                                                        --------    --------    --------
       Net Income (Loss)..............................  $(15,740)   $ (6,366)   $  2,052
                                                        ========    ========    ========

     Other pertinent information regarding the Company's segment operations are as follows:

                            ZARING                     HOMEMAX
                            HOMES                       RETAIL
                            LUXURY                   DISTRIBUTION     MAJORITY
                          SITE-BUILT    FINANCIAL    MANUFACTURED    SHAREHOLDER
                            HOMES       SERVICES        HOMES           LLCS        CORPORATE     TOTAL
                          ----------    ---------    ------------    -----------    ---------    --------
Segment assets:
  1999..................   $134,521      $3,983        $22,898         $18,723       $84,873     $264,998
  1998..................     91,110         181         23,152          14,998        58,303      187,744
  1997..................    107,132          --         12,044              --        56,014      175,190
Depreciation and
  amortization expense:
  1999..................   $  3,512      $   31        $   916         $    --       $    57     $  4,516
  1998..................      2,480          32          2,024              --            --        4,536
  1997..................      2,065          --            134              --            --        2,199
Expenditures for
  long-lived assets
  (excluding
  acquisitions):
  1999..................   $  2,136      $   69        $   675         $    --       $    --     $  2,880
  1998..................      4,604          --         14,064              --            --       18,668
  1997..................      3,646          --          5,252              --            --        8,898

     Reconciliation of segment assets to total assets:

                                                  1999        1998        1997
                                                --------    --------    --------
Total segment assets..........................  $264,998    $187,744    $175,190
Elimination of inter-entity investments.......   (68,462)    (50,502)    (50,625)
Cash and cash equivalents*....................     7,955      14,805       4,160
Net assets of discontinued operations.........     5,739       7,846       1,148
                                                --------    --------    --------
          Total assets........................  $210,230    $159,893    $129,873
                                                ========    ========    ========

---------------

* Management excludes cash and cash equivalents from assessing a segment's operating performance.

  FISCAL 1999 COMPARED TO FISCAL 1998

     ZARING HOMES (LUXURY SITE-BUILT HOMES)

     Net revenues for the year ended December 31, 1999 as compared to 1998 increased $43.0 million, or 17.8%. Zaring Homes delivered 1,004 homes in 1999, compared to 922 homes in 1998, an 8.9% increase. The increases in revenues and homes delivered were primarily due to the continued strength of the luxury housing market in substantially all of the Company's market areas. In addition, the average selling price per home increased 9.3% to $283,000 in 1999 from $259,000 in 1998.

     Gross profit dollars and percentages before incremental warranty provision and interest were $46.8 million and 16.4% in 1999 as compared to $41.7 million and 17.3% in 1998. Gross profit dollars increased between years primarily due to the increase in the number of homes delivered. Gross profit percentages, however, decreased primarily due to increased recurring warranty, subcontractor and other production related costs.

     The incremental warranty provision of $2.8 million, or approximately 1.0% of net revenues, represents the estimated cost of remediation of certain moisture and mold related issues noted in certain of the Company's luxury site-built homes in Mason, Ohio, net of estimated insurance recoveries.

     Interest expense increased $1.4 million in 1999 as compared to 1998. As a percentage of net revenues, interest expense remained essentially constant at 2.9%. Interest expense increases are primarily attributable to increased borrowings. Interest expense as a percentage of net revenues, however, did not increase due to the increase noted in net revenues in 1999 as compared to 1998.

     As a percentage of revenues, selling expenses increased from 6.7% in 1998 to 7.7% in 1999. Selling expenses for the year ended December 31, 1999 increased $5.8 million as compared to the corresponding period in 1998. This increase was primarily due to increases in volume related expenses such as sales staffing and sales commissions. As a percentage of revenues, general and administrative expenses increased to 5.2% in 1999 from 5.0% in 1998. General and administrative expenses increased $2.8 million or 23.7% in 1999 compared to 1998, due primarily to increased staffing and payroll costs, additional office space and related expenses and costs associated with replacement of the core information system. As a percentage of revenues, selling, general and administrative expenses were 13.0% and 11.7% for the years ended December 31, 1999 and 1998, respectively.

     As a result of the foregoing, Zaring Homes reported a pretax loss of ($1.2) million for the year ended December 31, 1999, a decrease of $7.9 million from the $6.7 million of income reported in the same period in 1998.

     FINANCIAL SERVICES

     In October 1998, the Company increased its ownership of Blue Chip from 50% to 100%. Accordingly, the financial results of Blue Chip subsequent to September are consolidated with the Company's activities. The financial services segment reported revenues of $1.7 million for the year ended December 31, 1999 as compared to $0.5 million in 1998. After deducting $1.8 million in expenses associated with the mortgage company operations in 1999 and $0.5 million in 1998, the financial services segment reported pretax losses of $0.1 million in 1999 and essentially break even in 1998, respectively.

     HOMEMAX (RETAIL DISTRIBUTION MANUFACTURED HOMES)

     Net revenues for the year ended December 31, 1999 increased $8.1 million to $20.6 million from $12.4 million for the year ended December 31, 1998. HomeMax closed 356 units in 1999 as compared to 239 units closed in 1998. The increase in net revenues is primarily attributable to additional unit sales as a result of the 12 sales villages being open for all of 1999 versus various partial years in 1998 along with an increase in the average unit sales price from $52,000 in 1998 to $58,000 in 1999. Nonetheless, unit sales were less than anticipated as a result of product transitioning and other operational changes resulting from the joint venture with American Homestar which was effective March 15, 1999.

     Gross profit was $1.1 million or 5.4% for the year ended December 31, 1999 as compared to $1.7 million or 13.6% for the same period in 1998. The decrease in gross profit percentage is due to increases in costs to facilitate the transition from the Champion product previously sold at the sales villages to American Homestar units as a result of the joint venture agreement and the composition of units sold.

     Interest expense was $1.6 million and $1.8 million for the years ended December 31, 1999 and 1998, respectively, a decrease of $0.2 million. As a percentage of revenues, interest expense decreased from 14.6% in 1998 to 7.6% in 1999. The decrease in interest expense is primarily attributable to the recapitalization of the operations in conjunction with the joint venture agreement which resulted in a net reduction of the interest bearing debt of HomeMax. Interest expense as a percentage of revenues declined primarily due to the increase in revenues and the decrease in interest expense in 1999.

     Selling, general and administrative expenses for HomeMax totaled $11.7 million in 1999 as compared to $11.7 million in 1998. Selling expenses were $3.0 million or 14.6% of revenues in 1999 compared to $3.0 million or 24.1% of revenues in 1998. General and administrative expenses were $8.7 million or 42.3% of revenues in 1999 as compared to $8.7 million or 70.2% of revenues in 1998. The decreases in selling, general and administrative expenses as a percentage of revenues is primarily due to increased revenues without corresponding increases in expenses. Expenses were essentially flat even though 12 villages were open during all of 1999, as compared to various partial years in 1998, due to various cost reduction initiatives at substantially all of the villages and reductions in depreciation and amortization due to the impairment loss recorded in 1998.

     In response to the actual and anticipated losses of HomeMax, management initiated efforts to consider alternatives to pre-existing growth strategies. In conjunction with these efforts, management determined the undiscounted estimated future cash flows of HomeMax were less than the carrying value of the associated long-lived assets. Accordingly, HomeMax adjusted the carrying value of the long-lived assets, including goodwill, other intangibles and sales villages to their estimated fair market value through the recognition of a provision for asset impairment of $5.7 million during the year ended December 31, 1998. During 1999, the Company adjusted the carrying value of one sales village to its estimated fair value through a recognition of a provision for asset impairment of $0.8 million. The estimated fair market value of the assets was based on anticipated future cash flows discounted at a rate commensurate with the risks, as well as reviews of comparable residual asset values. Two other sales villages which have never opened are being listed for sale at amounts in excess of the applicable carrying values.

     Effective March 15, 1999, American Homestar purchased a 25% interest in HomeMax. In 1998, certain employees were minority shareholders, however, their shares were redeemed in conjunction with the American Homestar venture arrangement. As a result of these changes in minority interest, the resulting minority interest in the losses of HomeMax increased $2.1 million to $2.4 million in 1999 as compared to $0.3 million in 1998.

     As a result of the foregoing, HomeMax reported a pretax loss of $10.5 million for the year ended December 31, 1999, as compared to a $17.2 million pretax loss for the year ended December 31, 1998.

     MAJORITY SHAREHOLDER LLCS

     Leasing 99 LLC, Leasing LLC and Land LLC are limited liability companies owned by the Chairman of Zaring National Corporation. These companies purchase model homes and land and lease these assets to the Company until such time as the models are sold to third parties or land development commences. Revenues and cost of sales are the result of ten model home closings in 1999 as compared to eight closings in 1998. Interest expense of $1.2 million in 1999 and $0.5 million in 1998 represents interest incurred related to model home and undeveloped land holdings. Other income, net represents rental income for model homes and land option payments from the Company net of income deferred until land parcels are sold to unrelated third parties. Deferred income of the LLCs was approximately $0.8 million in 1999 as compared to essentially no deferrals in 1998.

     CORPORATE

     Interest income from subsidiaries represents the allocation of interest cost to the subsidiaries. Corporate general and administrative expenses were $4.6 million in 1999 as compared to $3.2 million in 1998. The increase in general and administrative expenses is primarily attributable to additional personnel, costs associated with new systems initiatives and Year 2000 compliance programs as well as other professional expenses.

     PROVISION (CREDIT) FOR INCOME TAXES

     The income tax benefit associated with losses reported in 1999 and 1998 decreased from $3.9 million to $1.1 million primarily due to the losses of HomeMax subsequent to March 15, 1999 not being benefited for financial reporting purposes given these losses are no longer included in the consolidated tax return of the Company and the recognition of certain tax valuation allowances related to certain deferred tax assets recorded by HomeMax prior to March 15, 1999.

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS

     On December 13, 1999, the Board of Directors of the Company approved plans to discontinue the affairs of Hearthside. The disposal of Hearthside's assets through an orderly sales process is expected to be completed no later than December 13, 2000. The 1999 net loss of $4.5 million includes provisions to write down assets to estimated net realizable values and estimated costs of discontinuing this segment's operations of approximately $1.75 million, before applicable tax benefits, whereas the 1998 net loss of $.2 million represents the net loss of the segment as previously reported.

  FISCAL 1998 COMPARED TO FISCAL 1997

   ZARING HOMES, INC. (LUXURY SITE-BUILT HOMES)

     Net revenues for the year ended December 31, 1998 as compared to 1997 increased $27.6 million, or 12.9%. Zaring Homes delivered 922 homes in 1998, compared to 879 homes in 1997, a 4.9% increase. The increases in revenues and homes delivered were primarily due to the continued strength of the luxury housing market and 182 closings in the expansion cities of Charlotte and Louisville, in 1998, as compared to 77 closings in 1997. In addition, the average selling price of a home increased 6.5% to $259,000 in 1998 from $241,000 in 1997.

     Gross profit increased $7.3 million or 21.1% for the year ended December 31, 1998 as compared to the corresponding period in 1997. Gross profit as a percentage of revenue increased 1.2% to 17.3% of revenues in 1998. The increase in gross profit is attributable to, among other factors, the closing of contracts with higher margins, decreased subcontractor and other production costs coupled with strong overall market conditions.

     Interest expense increased $1.4 million for the year ended December 31, 1998, compared to the same period in 1997. As a percentage of revenues interest expense increased 0.3% from 2.6% in 1997 to 2.9% in 1998. This increase is mainly attributable to overall higher debt levels and an increase in the interest rate charged by Corporate to Zaring Homes.

     As a percentage of revenue, selling expenses decreased from 7.0% in 1997 to 6.7% in 1998. Selling expenses for the year ended December 31, 1998 increased $1.3 million as compared to the corresponding periods in 1997. This increase was primarily due to increases in volume related expenses such as sales staffing, design center expenses and sales commissions. As a percentage of revenues, general and administrative expenses increased to 5.0% in 1998 from 4.4% in 1997. General and administrative expenses increased $2.6 million or 27.8% in 1998 compared to 1997, due primarily to increased payroll costs, additional office space and related expenses and costs associated with the replacement of the core information system. As a percentage of revenues, selling, general and administrative expenses were 11.7% and 11.4% for the years ended December 31, 1998 and 1997, respectively.

     As a result of the foregoing, Zaring Homes reported pretax income of $6.7 million or 2.8% of net revenues for the year ended December 31, 1998, an increase of $2.2 million or 46.9% from the same period in 1997.

   FINANCIAL SERVICES

     In October 1998, the Company increased its ownership of Blue Chip from 50% to 100%. Accordingly, the financial results of Blue Chip subsequent to September are consolidated with the Company's activities. Both revenues and expenses during this period approximated $0.5 million resulting in a pretax breakeven.

   HOMEMAX, INC. (RETAIL DISTRIBUTION MANUFACTURED HOMES)

     Net revenues for the year ended December 31, 1998 increased $4.2 million to $12.4 million from $8.2 million for the year ended December 31, 1997. HomeMax closed 239 units in 1998, an increase of 14.9% from the 208 units closed in 1997. The increase in 1998 is due mainly to the fact that 12 sales villages were open as of December 31, 1998 compared to four sales villages open as of December 31, 1997. Sales of the new product have increased, as reflected in the backlog of 167 units as of December 31, 1998, compared to 40 units at December 31, 1997; however, the time from contract to close has lengthened due primarily to availability of land and receipt of customer financing approvals.

     Gross profit was $1.7 million or 13.6% for the year ended December 31, 1998 as compared to $1.3 million or 15.7% for the same period in 1997, a decrease of 2.1%. The decrease in gross profit percentage is due to increases in production expenses which were not able to be passed on to the consumer.

     Interest expense was $1.8 million and $0.3 million for the years ended December 31, 1998 and 1997, respectively, an increase of $1.5 million. As a percentage of revenues, interest expense increased from 3.8% in 1997 to 14.6% in 1998. This increase is due to the increase in the number of open HomeMax villages from four as of December 31, 1997 to 12 as of December 31, 1998. Each village necessitates a significant investment that includes sales office units, model units and related furnishings. Also contributing to the increase in interest expense is the increase in the number of units in backlog and the financing of the infrastructure expansion for selling and administrative initiatives.

     Selling, general and administrative expenses for HomeMax, including infrastructure costs to leverage the expansion efforts, totaled $11.7 million in 1998, compared to $3.4 million in 1997. At December 31, 1998, HomeMax operated twelve villages versus four villages at December 31, 1997. Selling expenses were $3.0 million or 24.1% of revenues in 1998 compared to $0.9 million or 11.0% of revenues in 1997. This increase is primarily due to start-up marketing and advertising costs. General and administrative expenses were $8.7 million in 1998 as compared to $2.5 million in 1997, an increase of $6.2 million. The increase in general and administrative expense was a direct result of the above mentioned expansion efforts of the HomeMax operations and noncapitalized costs associated with the replacement of the core information system.

     In response to the actual and anticipated losses of HomeMax, management initiated efforts to consider alternatives to pre-existing growth strategies. In conjunction with this, management determined the undiscounted estimated future cash flows of HomeMax were less than the associated carrying value of the long-lived assets. Accordingly, HomeMax adjusted the carrying value of the long-lived assets, including goodwill, other intangibles and sales villages to their estimated fair market value through the recognition of a provision for asset impairment of $5.7 million. The estimated fair market value of the assets was based on anticipated future cash flows discounted at a rate commensurate with the risks, as well as reviews of comparable residual asset values.

     As a result of the foregoing, HomeMax reported a pretax loss of $17.2 million for the year ended December 31, 1998, as compared to a $2.3 million pretax loss for the year ended December 31, 1997.

     Effective March 15, 1999, American Homestar Corporation acquired 25% of the outstanding common stock of HomeMax, Inc. from the Company and will make a subordinated loan to HomeMax, convertible into an additional 25% of HomeMax common stock. In addition, the Company has the option to sell and American Homestar has the option to buy the remaining 50% of HomeMax within three years at a defined price.

   MAJORITY SHAREHOLDER LLCS

     Leasing LLC and Land LLC are limited liability companies owned by the Chairman of Zaring National Corporation. These companies purchase model homes and land and lease these assets to the Company until such time as the models are sold to third parties or land development commences. Revenues and costs of sales are the result of eight model home closings in 1998. Interest expense of $.5 million represents interest incurred related to model homes and undeveloped land holdings. Other income, net represents primarily rental income from model homes as well as certain land option payments from the Company, net of income deferred until land parcels are sold to unrelated third parties.

   CORPORATE

     Interest income from subsidiaries represents the allocation of interest cost to the subsidiaries. Corporate general and administrative expenses were $3.2 million in 1998 as compared to $1.8 million in 1997. This increase in general and administrative expenses is attributed to the additional support provided to the HomeMax, and Majority Shareholder LLC expansion activities as well as the ongoing support necessary for Zaring Homes growth.

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS

     On December 13, 1999, the Board of Directors of the Company approved plans to wind up the affairs of Hearthside. The net loss of this discontinued operation was $0.2 million in 1998 as compared to essentially breakeven operations in 1997.

YEAR 2000 ISSUE

     BACKGROUND -- At midnight on December 31, 1999, unless the proper modifications were made, the program logic in many of the world's computer systems would have started to produce erroneous results because, among other things, the systems would incorrectly read the date "01/01/00" as being January 1 of the year 1900 or another incorrect date. In addition, certain systems might have failed to detect that the year 2000 is a leap year. Problems may also have arisen earlier than January 1, 2000, as dates in the next millennium were entered into non-Year 2000 compliant programs.

     ZARING NATIONAL CORPORATION YEAR 2000 COMPLIANCE PROGRAM -- During 1998, the Company initiated a comprehensive corporate wide Year 2000 Compliance Program (the "Compliance Program") to evaluate and address the impact of the Year 2000 issue on its entire operations. The compliance program covered all aspects of the Company's business that may have been affected by the Year 2000 issue. The issue was segregated into three main categories of possible risk: internal systems, supplier exposure and environmental risk. All internal systems were reviewed for year 2000 compliance. This included all server, client, and communication hardware; all related peripheral hardware, and all "embedded" system hardware. Additionally, all of the application software that runs on the internal system hardware was reviewed for compliance. Supplier exposure was also considered in this review. Supplier exposure included a review of any products or services used directly by the Company throughout its value delivery process. The supplier category also included analysis of possible first and second tier supplier work interruptions caused by the Year 2000 issue. The last category of review was the environmental impact of the issue on operations, including internal work interruptions caused by external events such as power delivery and physical access. This Compliance Program encompassed the review of all three categories of risk at Zaring Homes, Hearthside Homes, HomeMax and all other Company subsidiary organizations.

     YEAR 2000 COMPLIANCE PROGRAM PROCESS -- The Company's process to achieve Year 2000 compliance involved four major steps: inventory of assets and suppliers, risk assessment, action plan development and testing.

          Step one of the processes involved an inventory of all hardware, software and suppliers that could entail risk to the Company because of date sensitivity. The result of this process was a list of all suppliers that could have a significant effect on the business if their work was interrupted or if their products or services were not Year 2000 compliant. The hardware and software inventory included all makes, models and versions of information systems. This information was then used in Step two of the process, risk assessment.

          Step two involved a risk assessment of individual systems and suppliers resulting in a three-tier risk structure (high, medium, low) for the systems and suppliers. This assessment involved a combination of several criteria: business impact, likelihood of failure and effort to remediate. The high and medium risk items identified as non-compliant were further addressed in Step three of the project.

          Step three entailed the development of action plans to address systems or suppliers deemed not compliant in the previous phases and having a significant impact on the Company's business. Each non-compliant system or supplier has a customized action contingency plan. These plans included remediation through wholesale replacement of non-compliant systems, upgrades of systems, or identification of alternate sources of supply. Each action plan included the development of a contingency plan in the remote case that the identified remediation was not completed in time. The Audit Committee of the Board of Directors reviewed these action plans and each plan had its own timeline and program for completion.

          The final step of this process (Step four) involved testing of all relevant systems to verify that any remediation efforts were successful in making the systems compliant with the Year 2000 issue.

     As of December 31, 1999, the Company completed all phases of the Compliance Program.

     ZARING NATIONAL'S CORE INFORMATION SYSTEM -- Prior to the undertaking of the Compliance Program, the Company realized that one of its core information systems was not compliant and that there was a significant risk that the software supplier could not develop an upgrade in sufficient time. For this reason, and other operational benefits, the Company decided to replace this core non-compliant system with a new and compliant product. This effort was formally launched in January 1998 and was complete as of March 31, 1999. A year 2000 compliant core accounting, purchasing, payables and management information system was installed in all of the Company's relevant operations, and the non-compliant system was decommissioned. This project met all major milestones to date and was within the budgeted amount of $3.0 million. As of December 31, 1999, a total of $2.4 million of costs have been capitalized in association with this project in accordance with the guidelines established in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued in March 1998.

     COST OF THE YEAR 2000 COMPLIANCE PROGRAM -- As of December 31, 1999 the cost associated with completing the comprehensive Compliance Program was approximately $100,000. This represents external vendor consulting and excludes the expense associated with management's oversight and review of the Compliance Program. In addition, this excludes any non-core information system hardware or software remediation cost. However, miscellaneous hardware and software remediation costs, other than the core management information system discussed previously, were immaterial to the overall Company's operations. Compliance Program review costs were expensed as incurred. The Company financed the cost of the core management information system and Year 2000 compliance review through internal sources of funds.

     RISKS OF NON-COMPLIANCE AND CONTINGENCY PLANS -- The transmission and distribution by automation systems affecting the building of a home and the internal management information systems affecting cash flow management are major business applications which posed the greatest Year 2000 risks for the Company if implementation of the Compliance Program was not successful. The potential problems related to these systems were interruptions of service to customers, interrupted revenue and cost data gathering, delays in the cash payment function, and poor customer relations resulting from a delayed building process. Although the Company completed all Year 2000 remediation and testing activities, and although the Company initiated Year 2000 communications with significant vendors and other parties material to the Company's operations (and is diligently monitoring the progress of such third parties in the Year 2000 compliance area), such third parties nonetheless represent a significant risk that cannot be assessed with precision or controlled with certainty. The Company's ability to finalize its Compliance Program was heavily dependent upon the timely provision of necessary upgrades and modifications by the Company's suppliers and contractors. In addition, the Company cannot guarantee that third parties on whom it depends for essential services (such as lumber, building materials, subcontractor labor, electric utilities, exchange carriers, phone and fax systems, etc.) would convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business. However, the Company has established a supplier compliance program to work with key vendors to minimize such risks. For these reasons, the Company finalized the development of contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occurred, including contingencies for the potential failures of key vendors to become Year 2000 compliant. All final contingency plans were completed prior to December 31, 1999.

     RESULTS OF YEAR 2000 COMPLIANCE PROGRAM -- To date, the Company has not experienced any significant business disruptions as a result of the Year 2000. The Company continues to monitor its major business application in order to be able to prevent or detect potential problems or concerns.

LOAN AGREEMENTS

     The Company's loan agreements and other financing arrangements include:

     - A $72.5 million revolving credit facility with banks, available borrowings limited by the borrowing base (as defined) and the Company's outstanding letters of credit. As of December 31, 1999 revolving credit borrowings approximated $61.2 million with approximately $8.5 million of available borrowings. Interest rates relative to the revolving credit facility are variable (8.76% at December 31, 1999).

     - Manufactured housing floor plan facilities for inventory and display models, subject to repayment upon the earlier of sale or certain periods subsequent to the initial borrowings, at variable interest rates which approximated 9.0% at December 31, 1999. Approximately $9.9 million was outstanding as of December 31, 1999.

     - HomeMax working capital credit agreement, $15.0 million available and outstanding at December 31, 1999, at prime plus 1% (9.5% at December 31,
       1999), payable in annual installments of

       $1.47 million commencing in March 2000, with the remainder due the earlier of September 15, 2000 or 90 days following the sale of HomeMax (as defined).

     - Revolving credit agreement of Zaring Financial Services, available borrowings of up to $5.0 million with approximately $3.2 million outstanding at December 31, 1999. Interest is at prime less 1/4% (8.25% at December 31, 1999).

     - Bank and other term notes, approximately $10.2 million outstanding as of December 31, 1999, at rates ranging from 7.95% to 12.0%, payable through 2005.

     - Financing provided by LLCs owned by the Company's Chairman, approximately $17.6 million outstanding as of December 31, 1999 at variable rates of LIBOR plus 1.75% to 2.25%, payable through March 2002 or upon sale of the model homes or land, as applicable.

     - Subordinated notes payable due to the Company's Chairman and to American Homestar Corporation, $9.0 million outstanding as of December 31, 1999, interest at 6% to prime plus 1 5/8%, payable in 2002, the $4.0 million due to American Homestar is convertible into an additional 25% equity interest in HomeMax at the discretion of American Homestar.

     The Company's $87.5 million syndicated credit facility comprised of the $72.5 million revolving credit and an original $15.0 million term loan ($4.5 million outstanding as of December 31, 1999) includes various provisions which require, among others, that the Company maintain certain levels of tangible net worth, and cash flow from operations as well as limiting the Company's levels of debt and equity. (See also Capital Resources and Liquidity for additional discussions relative to amendments to these agreements subsequent to December 31, 1999.)

COMMITMENTS

     As of December 31, 1999 and December 31, 1998, the Company had committed to purchase residential lots from third parties in the aggregate amount of $42.7 million and $22.1 million, respectively, through 2005. As of December 31, 1999, the Company also had commitments under various operating leases in the aggregate amount of $12.3 million payable over a thirteen-year period. It is anticipated that funding for these commitments will be through the Company's working capital.

CAPITAL RESOURCES AND LIQUIDITY

     The Company had cash and equivalents and available borrowings on its revolving credit facility of approximately $8.0 million and $8.5 million, respectively, as of December 31, 1999 as compared to $14.8 million and $6.4 million available as of December 31, 1998. These amounts are available to fund ongoing operations of the Company.

     Net cash used in operations in 1999 approximated $38.7 million as compared to approximately $6.0 million provided by operations in 1998. Net cash used in 1999 is primarily attributable to the net loss ($15.7 million) and increases in inventories of luxury site-built homes, model homes, land, related development costs, finished lots and retail distribution manufactured homes ($49.1 million) and other net changes in certain assets and liabilities ($3.5 million) offset by increases in trade payables, accruals and deposits ($29.6 million).

     Net cash used for investing activities decreased from $16.8 million in 1998 to $0.5 million in 1999. This reduction is primarily attributable to reductions in additions to property, equipment and sales villages ($15.8 million) and increases in proceeds from sales of property and equipment and distributions from the joint venture ($0.5 million).

     Net cash provided by financing activities increased to $34.7 million in 1999 from $28.5 million in 1998. Net sources of financing in 1999 consisted primarily of additional borrowings from the revolving credit facility ($16.8 million), subordinated debt provided by the Company's Chairman and American Homestar ($9.0 million), the LLCs owned by the Company's Chairman ($3.6 million), the financial services credit facility ($3.2 million), seller financing for land ($2.9 million) and the manufactured housing floor plan ($2.8 million), net of reductions of term financing ($3.6 million).

     The Company has embarked on an asset reduction plan to provide internally generated funds to be utilized for 2000 operating initiatives. The plan consists of, among others:

     - Sell the remaining assets of Hearthside and wind up the related operations

     - Sell certain model homes to the Company's Chairman

     - Reduce the number of market homes per community

     - Sell certain idle HomeMax sales villages

     - Defer certain land development initiatives

     - Sell certain other homebuilding operations

     During 1999 and subsequent to yearend the Company was unable to comply with certain covenants included in its credit agreements. The banks initially provided a forbearance agreement which extended to April 14, 2000. Concurrent with the expiration of the forbearance agreement, the Company negotiated a third amendment to the loan agreements with its banks. The amendment to the syndicated credit facility includes the following modifications:

     - The maturity date of the facilities was revised to March 31, 2001.

     - Available borrowings under the revolving credit facility which were $72.5 million as of December 31, 1999 will be reduced by $5.0 million on July 1, 2000 and an additional $5.0 million on October 1, 2000.

     - Interest rates will be adjusted to prime plus 1% through August 31, 2000, with an increase to prime plus 2% if borrowings under the revolving credit facility exceed $40.0 million on September 1, 2000, an increase to prime plus 3% if revolver borrowings exceed $25.0 million on November 1, 2000 and prime plus 4% if revolver borrowings exceed $5.0 million on January 1, 2000. Default rates, if applicable, will be 3% above the interest rate in effect.

     - The third amendment revises preexisting provisions which required, among others, that the Company maintain certain minimum levels of tangible net worth and cash flows from operations to certain fixed charges as well as limiting the Company's ratio of debt to equity, all as defined per the terms of the agreement. The amendment also establishes limitations on the number of market and model homes maintained in inventory, land acquisition and deviations from expected cash flows (as defined).

     - Waivers for loan violations occurring prior to April 14, 2000.

     Management is of the opinion that, based on its operating initiatives (as discussed in Note 1 to the financial statements) and related plans, it is probable the Company will be in compliance with the terms and conditions of its credit agreements through the remainder of 2000. In addition, management is of the opinion that its present cash balances, amounts available from its credit agreements, amounts generated from its asset reduction plans and amounts generated from future operations will provide adequate funds for its future operations.

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

     As previously discussed, in response to the actual and anticipated losses of HomeMax, management initiated efforts to consider alternatives to the pre-existing growth strategies. In conjunction with this, management determined the undiscounted estimated future cash flows of HomeMax were less than the carrying value of the associated long-lived assets. Accordingly, HomeMax adjusted the carrying value of the long-lived assets, including goodwill, other intangibles and sales villages to their estimated fair market value through the recognition of a provision for asset impairment of $5.7 million during 1998. The estimated fair market value of the assets was based on anticipated future cash flows discounted at a rate commensurate with the risk, as well as reviews of comparable residual asset values. During 1999, the Company adjusted the carrying value of one sales village to its estimated fair value through the recognition of a provision for asset impairment of $753,000. The village was sold in January, 2000.

     INFLATION

     Housing demand, in general, is affected adversely by increases in interest rates. If mortgage interest rates, material and labor costs increase significantly, the Company's revenues, gross profit and net income could be adversely affected.

     CONTINGENCIES

     During the third quarter of 1999, the Company became aware that entrapped moisture had resulted in mold or mildew developing in certain brick-faced, exterior walls in homes where tar paper was used as a vapor barrier as required by the City of Mason, Ohio's Building Code. The Company believes a combination of factors in the construction process caused conditions that led to the abnormal entrapment or moisture; however, the tar paper is believed to be a contributing factor. The Company is diligently investigating appropriate procedures to correct the situation, including, but not limited to, the removal and replacement of exterior brick and the treatment of internal wall areas to the installation of ventilation louvers. The Company has commenced discussions with insurance carriers and other pertinent parties to address the potential financial impacts of the moisture items.

     As of December 31, 1999, the Company estimates the cost of remediation at approximately $3.8 million. Certain of the costs associated with the remediation efforts are subject to recovery through the Company's insurance. To date, the Company's primary carrier has accepted certain coverage, however, the excess insurance carrier has to date denied coverage. The Company continues to vigorously pursue its rights under the insurance policies. In the opinion of management and legal counsel, it is remote that insurance recoveries will be less than $1.0 million. Accordingly, as of December 31, 1999, the Company has recorded the estimated accrued warranty of $3.8 million, the estimated recovery of $1.0 million and the resulting incremental warranty expense of $2.8 million. Adjustments to the estimated costs of remediation as well as the related minimum insurance recoveries will be recorded in the periods in which the facts and circumstances which warrant such adjustments become known.

     Through March 27, 2000, the Company had contractual remediation costs of approximately $2.8 million with certain homeowners in the communities. In March 2000, a purported class action suit was filed by a homeowner in one of the communities which claimed compensatory damages of more than $25,000, along with treble and punitive damages and other costs. The Company intends to vigorously defend this matter. However, given the preliminary nature of the case, the uncertainty relative to the potential costs of remediation and the uncertainties relative to the scope of insurance coverage available, the Company is currently uncertain as to the magnitude of the potential uninsured liability associated with the case. Accordingly, adjustments to the estimated costs of remediation as well as the related minimum insurance recoveries will be recorded in the periods in which the facts and circumstances which warrant such adjustments become known.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less. The financing activities of the Company are comprised of long-term variable and fixed rate obligations utilized to fund business operations and maintain liquidity. The following table presents the principle cash repayments and related weighted average interest rates by maturity date for the Company's variable and fixed rate obligations as of December 31, 1999:

                             EXPECTED MATURITY DATE
                                 (IN MILLIONS)

                                                                                                 FAIR
           LONG-TERM DEBT              2000   2001    2002    2003   2004   THEREAFTER   TOTAL   VALUE
           --------------              ----   -----   -----   ----   ----   ----------   -----   -----
$61.2 Million revolving credit
  facility...........................  $--    $61.2   $  --   $--    $--       $ --      $61.2   $61.2
  Average interest rate..............   8.5%    8.5%    8.5%  8.5%   8.5%       8.5%       8.5%
$15.0 Million credit agreement.......  $1.5   $ 1.5   $12.0   $--    $--       $ --      $15.0   $15.0
  Average interest rate..............   9.3%    9.3%    9.3%  9.3%   9.3%       9.3%       9.3%
$6.0 Million Leasing LLC facility....  $4.0   $ 2.0   $  --   $--    $--       $ --      $ 6.0   $ 6.0
  Average interest rate..............   8.2%    8.2%    8.2%  8.2%   8.2%       8.2%       8.2%
$8.6 Million Land LLC facility.......  $--    $ 8.6   $  --   $--    $--       $ --      $ 8.6   $ 8.6
  Average interest rate..............   8.7%    8.7%    8.7%  8.7%   8.7%       8.7%       8.7%
$3.0 Million Leasing 99 LLC
  facility...........................  $1.0   $ 1.0   $ 1.0   $--    $--       $ --      $ 3.0   $ 3.0
  Average interest rate..............  8.2%     8.2%    8.2%  8.2%   8.2%       8.2%       8.2%
$9.5 Million manufactured housing
  floor plan facility................  $9.5   $  --   $  --   $--    $--       $ --      $ 9.5   $ 9.5
  Average interest rate..............  9.0%     9.0%    9.0%  9.0%   9.0%       9.0%       9.0%
$3.1 Million revolving
  line-of-credit.....................  $--    $  --   $ 3.1   $--    $--       $ --      $ 3.1   $ 3.1
  Average interest rate..............  8.3%     8.3%    8.3%  8.3%   8.3%       8.3%       8.3%
Other variable-rate debt
  obligations........................  $3.3   $ 1.5   $ 5.1   $--    $--       $ --      $ 9.9   $ 9.9
  Average interest rate..............  9.1%     9.1%    9.1%  9.1%   9.1%       9.1%       9.1%
Other fixed-rate debt obligations....  $1.9   $ 0.8   $ 4.1   $2.2   $--       $0.7      $ 9.7   $ 9.7
  Average interest rate..............  6.9%     6.9%    6.9%  6.9%   6.9%       6.9%       6.9%

---------------

(a) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of December 31, 1999, that is maturing in the year reported. The weighted average interest rate excludes the effect of amortization of deferred financing costs.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth under the caption "Executive Officers of the Registrant" at page 3 through page 5 of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2000, and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation" at page 8 through page 13 of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2000, and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth at page 6 through page 7 of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2000, and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the caption "Transactions Involving Directors and Executive Officers" at page 15 through page 16 of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2000, and incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules

     1. The Financial Statements are set forth on pages F-1 through F-26 hereof. The index to the Financial Statements is found on page 41.

     2. Financial Statement Schedules

                                                                      SCHEDULE I

ZARING NATIONAL CORPORATION
RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN THOUSANDS)

Reserve for Costs of Discontinued Operations
Balance, December 31, 1996..................................  $   --
  Additions charged to expense..............................      --
  Deductions................................................      --
                                                              ------
Balance, December 31, 1997..................................      --
  Additions charged to expense..............................      --
  Deductions................................................      --
                                                              ------
Balance, December 31, 1998..................................      --
  Additions charged to expense..............................   1,752
  Deductions................................................      --
                                                              ------
Balance, December 31, 1999..................................  $1,752
                                                              ======

     3. Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT NUMBER                   DESCRIPTION OF DOCUMENT
--------------                   -----------------------
3.1*           Amended Articles of Incorporation
3.2*           Amended Regulations
10.1**         Key Employees Stock Option Plan
10.2**         Outside Directors Stock Option Plan
10.3***        Zaring Homes Retirement Benefit Plan
10.4*          Amendments to Zaring Homes, Inc. Retirement Benefit Plan,
               effective as of January 1, 1996 and as of May 8, 1997
10.5****       Loan Agreement between the Company and The Fifth Third Bank dated as of March 31, 1994
10.6****       Loan Agreement between the Company and The Provident Bank
               dated as of March 31, 1994
10.7****       Loan Agreement between the Company and PNC Bank, Ohio,
               National Association dated as of March 31, 1994
10.8+          Tax Indemnification Agreement
10.9++         Zaring Homes Executive Deferred Compensation Plan
10.10*         Amendment to Zaring Homes, Inc. Executive Deferred
               Compensation Plan, effective May 8, 1997
10.11+++       Second Amended and Restated Credit Agreement by and among
               Zaring Homes, Inc. and Zaring Holdings, Inc. and Hearthside
               Homes, LLC as borrowers and guarantors and Zaring National
               Corporation and Zaring Homes of Indiana, L.L.C. and Zaring
               Homes Kentucky, LLC, as guarantors and the banks party
               hereto and PNC Bank, National Association, as agent and Bank of America NT&SA and Bank One, Michigan, as co-agents dated as of June 28, 1999

EXHIBIT NUMBER                   DESCRIPTION OF DOCUMENT
--------------                   -----------------------
10.12++        Promissory Note between First Cincinnati Leasing LLC and The
               Huntington National Bank dated as of June 30, 1998
10.13++        Loan and Security Agreement between First Cincinnati Leasing
               LLC and The Huntington National Bank dated as of June 30,
               1998
10.14++        Loan and Security Agreement between First Cincinnati Land
               LLC and The Provident Bank dated as of July 10, 1998
10.15++        Promissory Note between First Cincinnati Land LLC and The
               Provident Bank, dated as of July 10, 1998
10.16++++      Zaring National Corporation $15,000,000 Credit Agreement
10.17++++      HomeMax, Inc. $12,000,000 Credit Agreement
10.18++++      HomeMax, Inc. Group $33,920,000 Floor Plan Agreement
10.19++++++    Zaring Homes, Inc. 1997 Stock Option Plan
10.20+++       Loan and Security Agreement between The Provident Bank and
               Zaring National Corporation, dated as of March 31, 1999
10.21+++       Term Promissory Note between The Provident Bank and Zaring
               National Corporation
10.22+++       Loan and Security Agreement between First Cincinnati Leasing
               99 LLC and The Huntington National Bank
10.23+++       Promissory Note between First Cincinnati Leasing 99 LLC and
               The Huntington National Bank
10.24++++      $5.0 Million Subordinated Loans from Principal Shareholder
               (form of term note)
10.25          Bombardier Capital, Guaranty by Corporation (Master
               Guaranty)
10.26          Bombardier Capital, Inventory Security Agreement and Power
               of Attorney (Form of Agreement)
13.1           Zaring Homes, Inc. 1999 Annual Report to Shareholders
               (furnished for the information of the Securities and
               Exchange Commission only and not to be deemed to be filed as part of this Report)
21.1           List of Subsidiaries
23.1           Consent of Independent Public Accountants
27             Financial Data Schedule

---------------

     * Incorporated by reference to Form 10-K 1997
    ** Incorporated by reference to Proxy Statement for Annual
       Meeting held April 23, 1998
   *** Incorporated by reference to Exhibit 4.b to Form S-8,
       Registration No. 33-85588, effective October 26, 1994
  **** Incorporated by reference to Form 10-K 1994
     + Incorporated by reference to Exhibit 10.11 to Form S-1
    ++ Incorporated by reference to Form 10-K 1995
   +++ Incorporated by reference to Form 10-Q, June 30, 1999
  ++++ Incorporated by reference to Form 10-Q, September 30, 1999
    ++ Incorporated by reference to Form 10-Q, June 30, 1998

    xx Incorporated by reference to Form 10-Q, September 30, 1998 xxx Incorporated by reference to Proxy Statement for Annual
       Meeting held April 7, 1997


     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         ZARING NATIONAL CORPORATION

Date: April 14, 2000                                  By: /s/ ALLEN G. ZARING, III
                                                          -------------------------------
                                                          Allen G. Zaring, III
                                                          Chairman of the Board,
                                                          Chief Executive Officer and Director
                                                          (Principal Executive Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date: April 14, 2000                                  By: /s/ ALLEN G. ZARING, III
                                                          ---------------------------
                                                          Allen G. Zaring, III
                                                          Chairman of the Board,
                                                          Chief Executive Officer and Director

Date: April 14, 2000                                  By: /s/ RONALD G. GRATZ
                                                          ---------------------------
                                                          Ronald G. Gratz
                                                          Chief Financial Officer,
                                                          Secretary and Treasurer
                                                          (Principal Financial and Accounting Officer)

Date: April 14, 2000                                  By: /s/ DANIEL W. GEEDING
                                                          ---------------------------
                                                          Daniel W. Geeding
                                                          Director

Date: April 14, 2000                                  By: /s/ ROBERT NELSON SIBCY
                                                          ---------------------------
                                                          Robert Nelson Sibcy
                                                          Director

Date: April 14, 2000                                  By: /s/ JOHN H. WYANT
                                                          ---------------------------
                                                          John H. Wyant
                                                          Director

Date: April 14, 2000                                  By: /s/ JOHN R. BROOKS
                                                          ---------------------------
                                                          John R. Brooks
                                                          Director

Date: April 14, 2000                                  By: /s/ MURAT H. DAVIDSON
                                                          ---------------------------
                                                          Murat H. Davidson
                                                          Director

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants....................    F-1
Consolidated Balance Sheets as of December 31, 1999 and         F-2
  1998......................................................
Consolidated Statements of Operations for the Years Ended       F-3
  December 31, 1999, 1998 and 1997..........................
Consolidated Statements of Shareholders' Equity for the         F-4
  Years Ended December 31, 1999, 1998 and 1997..............
Consolidated Statements of Cash Flows for the Years Ended       F-5
  December 31, 1999, 1998 and 1997..........................
Notes to Consolidated Financial Statements..................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Zaring National Corporation:

     We have audited the accompanying consolidated balance sheets of ZARING NATIONAL CORPORATION AND SUBSIDIARIES (Note 1) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaring National Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                           ARTHUR ANDERSEN LLP

Cincinnati, Ohio,
March 27, 2000

                          ZARING NATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1999 AND 1998
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                1999        1998
                                                              --------    --------
                                      ASSETS
CASH AND CASH EQUIVALENTS...................................  $  7,955    $ 14,805
RECEIVABLES:
  Related parties...........................................       779          82
  Note from American Homestar Corporation...................     4,400          --
  Manufactured housing rebates..............................       217         455
  Mortgage, insurance and other.............................     7,030       1,599
INVENTORIES:
  Luxury site-built homes...................................    66,300      32,365
  Retail distribution manufactured homes....................     6,147       2,746
  Model homes...............................................    22,722      20,304
  Land, development costs and finished lots.................    56,943      47,611
PROPERTY AND EQUIPMENT, net.................................     7,265       7,534
HOMEMAX SALES VILLAGES, net.................................     9,352      12,687
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT
  VENTURES..................................................        --         201
FUTURE TAX BENEFIT AND ESTIMATED TAX REFUNDS................    10,856       6,053
CASH SURRENDER VALUE OF LIFE INSURANCE AND OTHER ASSETS.....     4,525       5,605
NET ASSETS OF DISCONTINUED OPERATIONS (Note 13).............     5,739       7,846
                                                              --------    --------
                                                              $210,230    $159,893
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Revolving credit facility.................................  $ 61,250    $ 44,500
  Manufactured housing floor plan facility..................     9,855       7,082
  Revolving credit note.....................................     3,181          --
  Term notes payable........................................    42,782      40,068
  Accounts payable..........................................    29,076      14,134
  Accrued liabilities.......................................    16,318       6,402
  Customer deposits.........................................     8,024       3,270
  Deferred gains............................................     1,860          --
                                                              --------    --------
         Total liabilities before minority interest and
           subordinated debt................................   172,346     115,456
                                                              --------    --------
MINORITY INTEREST IN CONSOLIDATED ENTITIES..................     1,841       1,654
                                                              --------    --------
SUBORDINATED DEBT...........................................     9,000          --
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred shares, no par value, 2,000,000 shares
    authorized, none issued or outstanding..................        --          --
  Common shares, no par value, 18,000,000 shares authorized,
    4,591,488 issued and outstanding at December 31, 1999
    and 1998................................................    24,957      24,957
  Additional paid-in capital................................     4,286       4,286
  Retained earnings (deficit)...............................    (2,200)     13,540
                                                              --------    --------
         Total shareholders' equity.........................    27,043      42,783
                                                              --------    --------
                                                              $210,230    $159,893
                                                              ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                          ZARING NATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                1999          1998          1997
                                                             ----------    ----------    ----------
NET REVENUES:
  Luxury site-built homes..................................  $  287,438    $  243,907    $  214,042
  Retail distribution manufactured homes...................      20,551        12,411         8,209
  Financial services.......................................       1,677           526            --
                                                             ----------    ----------    ----------
         Total net revenues................................     309,666       256,844       222,251
EXPENSES:
  Cost of sales luxury site-built homes....................     240,228       201,754       179,568
  Incremental warranty provision (Note 2(j))...............       2,806            --            --
  Cost of sales retail distribution manufactured homes.....      19,451        10,724         6,920
  Asset impairment (Note 2(g)).............................         753         5,674            --
  Financial services.......................................       1,707           531            --
  Interest.................................................       7,187         5,541         3,009
  Selling..................................................      24,916        19,064        14,901
  General and administrative...............................      27,666        23,787        14,629
                                                             ----------    ----------    ----------
         Total expenses....................................     324,714       267,075       219,027
                                                             ----------    ----------    ----------
           Operating income (loss).........................     (15,048)      (10,231)        3,224
OTHER INCOME (EXPENSE):
  Income from unconsolidated joint ventures................          51           242            33
  Other, net...............................................          74            68           (18)
                                                             ----------    ----------    ----------
                                                                    125           310            15
                                                             ----------    ----------    ----------
    Income (loss) from continuing operations before
      minority interest and provision (benefit) for income
      taxes................................................     (14,923)       (9,921)        3,239
MINORITY INTEREST IN CONSOLIDATED ENTITIES.................       2,655          (141)           76
                                                             ----------    ----------    ----------
    Income (loss) from continuing operations before
      provision (benefit) for income taxes.................     (12,268)      (10,062)        3,315
PROVISION (BENEFIT) FOR INCOME TAXES.......................      (1,058)       (3,915)        1,296
                                                             ----------    ----------    ----------
      Net income (loss) from continuing operations.........     (11,210)       (6,147)        2,019
DISCONTINUED OPERATIONS (Note 13):
  Income (loss) of entry level home segment, net of tax....      (4,530)         (219)           33
                                                             ----------    ----------    ----------
      Net income (loss)....................................  $  (15,740)   $   (6,366)   $    2,052
                                                             ==========    ==========    ==========
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE FROM
  CONTINUING OPERATIONS....................................  $    (2.44)   $    (1.30)   $     0.42
                                                             ==========    ==========    ==========
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE FROM
  DISCONTINUED OPERATIONS..................................  $    (0.99)   $    (0.04)   $     0.01
                                                             ==========    ==========    ==========
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE.........  $    (3.43)   $    (1.34)   $     0.43
                                                             ==========    ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING........................   4,591,488     4,737,220     4,780,931
                                                             ==========    ==========    ==========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          ZARING NATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                               SHARES                       ADDITIONAL    RETAINED
                        ---------------------    COMMON      PAID-IN      EARNINGS     TREASURY
                         COMMON      TREASURY    SHARES      CAPITAL      (DEFICIT)     SHARES      TOTAL
                        ---------    --------    -------    ----------    ---------    --------    -------
BALANCE, December 31,
  1996................  5,036,480    (255,370)   $25,146      $7,687       $17,854     $(2,006)    $48,681
Purchase of common and
  treasury shares.....       (253)        (30)        --          (3)           --          --          (3)
Retirement of common
  and treasury
  shares..............   (255,439)    255,400         --      (2,006)           --       2,006          --
Net income............         --          --         --          --         2,052          --       2,052
                        ---------    --------    -------      ------       -------     -------     -------
BALANCE, December 31,
  1997................  4,780,788          --     25,146       5,678        19,906          --      50,730
Purchase and
  retirement of common
  shares..............   (189,300)         --       (189)     (1,392)           --          --      (1,581)
Net loss..............         --          --         --          --        (6,366)         --      (6,366)
                        ---------    --------    -------      ------       -------     -------     -------
BALANCE, December 31,
  1998................  4,591,488          --     24,957       4,286        13,540          --      42,783
Net loss..............         --          --         --          --       (15,740)         --     (15,740)
                        ---------    --------    -------      ------       -------     -------     -------
BALANCE, December 31,
  1999................  4,591,488          --    $24,957      $4,286       $(2,200)    $    --     $27,043
                        =========    ========    =======      ======       =======     =======     =======

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          ZARING NATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                          1999         1998        1997
                                                        ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).....................................  $ (15,740)   $ (6,366)   $  2,052
Adjustments to reconcile net income (loss) to cash
  provided by (used in) continuing operations --
  Loss (income) from discontinued operations..........      4,530         219         (33)
  Depreciation and amortization.......................      4,516       4,536       2,199
  Asset impairment....................................        753       5,674          --
  Income from unconsolidated joint ventures...........        (51)       (242)        (33)
  Minority interest in consolidated entities..........     (2,655)        141         (76)
Changes in assets and liabilities, excluding effects
  of acquisitions --
     Future tax benefit and estimated tax refunds.....     (4,803)     (4,995)       (383)
     Receivables......................................     (5,890)     (1,298)       (118)
     Inventories......................................    (49,086)      2,185     (17,770)
     Cash surrender value of life insurance and other
       assets.........................................        127      (1,279)     (1,473)
     Accounts payable, accrued liabilities and
       deferred gains.................................     24,839       6,143       1,667
     Customer deposits................................      4,754       1,138        (673)
     Income taxes payable.............................         --          --        (107)
                                                        ---------    --------    --------
       Net cash provided by (used in) operating
          activities..................................    (38,706)      5,856     (14,748)
                                                        ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment and sales
  villages, net.......................................     (2,880)    (18,668)     (8,898)
Proceeds from the sale of property and equipment......      2,168       1,224          --
Distributions from unconsolidated joint ventures......        252         663         497
Acquisitions of manufactured housing retailers........         --          --      (2,438)
                                                        ---------    --------    --------
       Net cash used in investing activities of
          continuing operations.......................       (460)    (16,781)    (10,839)
                                                        ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable...........................    107,858     123,363      53,925
Repayments on notes payable...........................    (73,440)    (93,883)    (26,000)
Purchase and retirement of treasury shares............         --      (1,581)         (3)
Proceeds from (purchase of) minority interest, net....         --        (500)        500
Capital contributions from affiliates, net (Note 1)...        321       1,089          --
                                                        ---------    --------    --------
       Net cash provided by financing activities of
          continuing operations.......................     34,739      28,488      28,422
                                                        ---------    --------    --------

                                                          1999         1998        1997
                                                        ---------    --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......     (4,427)     17,563       2,835
Net cash used in discontinued operations..............     (2,423)     (6,918)     (1,115)
CASH AND CASH EQUIVALENTS, beginning of year..........     14,805       4,160       2,440
                                                        ---------    --------    --------
CASH AND CASH EQUIVALENTS, end of year................  $   7,955    $ 14,805    $  4,160
                                                        =========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for--
  Interest, net of amounts capitalized................  $   8,036    $  5,818    $  3,202
  Income taxes........................................  $   1,171    $    915    $  1,844
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

     During 1999, the Company received a Note receivable in exchange for the sale of an investment in the HomeMax, Inc. subsidiary (Note 4):

Note receivable.............................................    $ 4,400
Deferred gain...............................................     (1,775)
Minority interest...........................................     (2,521)
Accrued expenses............................................       (104)

     During 1997, the Company acquired the following assets as further discussed in Note 1:

Fair value of assets acquired...............................    $ 6,306
  Liabilities assumed.......................................     (3,868)
                                                                -------
  Cash paid for acquisitions................................    $ 2,438
                                                                =======

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          ZARING NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

(1) BASIS OF PRESENTATION

     (a) Operations -- Effective in May 1997, Zaring National Corporation (an Ohio corporation) implemented the formation of a holding company structure which results in the accompanying consolidated financial statements including the accounts of Zaring National Corporation and subsidiaries (the Company). The subsidiaries of the Company include the following: Zaring Homes, Inc. and its subsidiaries, Zaring Homes of Indiana, LLC and Zaring Homes Kentucky, LLC; Zaring Holdings, Inc.; HomeMax Operating Properties, LLC; HomeMax, Inc. and its subsidiaries, HomeMax North Carolina, Inc., HomeMax Tennessee, Inc., HomeMax South Carolina, Inc., HomeMax Ohio, Inc., HM Properties, Inc., HomeMax Indiana, LLC and HomeMax Kentucky, LLC; Hearthside Homes, LLC; and Zaring Financial Services, LLC.

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

     In November 1996, the Company formed HomeMax, Inc. (HomeMax) for the purpose of entering into the retail distribution of manufactured housing. HomeMax, based in Raleigh, North Carolina, commenced operations in the first quarter of 1997 in conjunction with the acquisition of a retailer in the Raleigh market. During 1997, HomeMax acquired the assets of three manufactured housing retailers for approximately $2,440. The acquisitions were recorded using the purchase method of accounting. Accordingly, the Company made allocations of the purchase price based on fair values as of the dates of purchase. The excess of the cost of the acquired assets over their estimated fair value was recorded as goodwill (See Notes 2(g) and Note 4).

     Effective October 1, 1997, the Company, through its then newly formed subsidiary Hearthside Homes, LLC (Hearthside), acquired substantially all of the net operating assets of Legacy, Inc., an Indianapolis based builder of entry level single family homes for approximately $1,860. The Company also acquired the stock of Legacy Mortgage Corporation for approximately $138. Legacy Mortgage Corporation, doing business as Hearthside Home Mortgage, originated, processed and sold mortgages to third-party investors. The acquisitions were recorded using the purchase method of accounting (See Note 13).

     In June 1998, the Company's principal shareholder formed First Cincinnati Leasing LLC (Leasing LLC) and First Cincinnati Land LLC (Land LLC) to purchase and leaseback certain model homes and purchase certain undeveloped land, as applicable. In March, 1999, the Company's principal shareholder formed First Cincinnati Leasing 99, LLC (Leasing 99 LLC) to purchase and leaseback certain additional model homes. As a result of, among others, the principal shareholder's control of Leasing LLC, Leasing 99 LLC and Land LLC, the results of each of these entities have been consolidated with the Company's activities subsequent to their formation. The LLC's initial capitalization and related share of income is included as a component of minority interest in the accompanying consolidated financial statements.

                          ZARING NATIONAL CORPORATION

     In October 1998, the Company increased its ownership of Blue Chip Mortgage Company, LLC (Blue Chip) from 50% to 100%. Accordingly, the financial results of Blue Chip subsequent to September 1998 are consolidated with the Company's activities whereas activities of Blue Chip prior to October 1998 were reported using the equity method of accounting. Effective April 1, 1999, Blue Chip and Legacy Mortgage Corporation were merged and renamed Zaring Financial Services, LLC (Zaring Financial Services). Zaring Financial Services processes and sells mortgages to third party lenders.

     All significant intercompany transactions and balances have been eliminated in consolidation.

     (b) Operating Initiatives -- In 1999, the Company experienced losses in each of its operating segments and was unable to comply with certain terms and conditions of its loan covenants despite revenue growth. Management's plans to improve operating results and cashflow available to fund ongoing operations include initiatives to reduce certain assets, including the discontinuance of the operations of Hearthside (Note 13), reduce certain costs in each of its segments and modify the terms and conditions of its existing credit facilities (Note 5). In conjunction with the Company's asset reduction plans, the Company announced subsequent to yearend, that it had hired an investment banker to review various strategic alternatives including the sale of certain or all of its operations. In the event certain of the Company's operations are sold, net proceeds will be utilized to reduce outstanding debt and fund continuing operations.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Cash and Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of all cash equivalents approximates fair market value as of December 31, 1999 and 1998.

     (b) Mortgage, Insurance and Other Receivables -- Mortgage, insurance and other receivables consist of the following as of December 31:

                                                               1999      1998
                                                              ------    ------
Mortgage loan receivables...................................  $3,721    $   71
Receivables from title companies............................   1,904       894
Insurance (Note 2(j)).......................................   1,000        --
Other.......................................................     405       634
                                                              ------    ------
                                                              $7,030    $1,599
                                                              ======    ======

     (c) Inventories -- Inventories are stated at the lower of cost or market. Costs include acquisition, land development, direct and indirect production costs, land deposits, interest, taxes and certain other carrying costs related to development and construction activities. Market represents estimates based on management's present plans and intentions of sale prices less development and disposition costs, assuming that disposition occurs in the normal course of business.

                          ZARING NATIONAL CORPORATION

     The following tables summarize the components of inventories as of December 31:

                                                               1999       1998
                                                              -------    -------
Luxury site-built homes
  Under a contract of sale..................................  $47,113    $21,257
  Under construction........................................   19,187     11,108
                                                              -------    -------
                                                              $66,300    $32,365
                                                              =======    =======
Retail distribution manufactured homes
  Under a contract of sale..................................  $ 3,967    $ 2,224
  Held for sale.............................................    2,180        522
                                                              -------    -------
                                                              $ 6,147    $ 2,746
                                                              =======    =======

     (d) Capitalized Interest -- Interest is capitalized on land in the process of development and residential housing construction costs during the development and construction period. The following table summarizes the activity with respect to capitalized interest:

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                       1999      1998      1997
                                                      ------    ------    ------
Capitalized interest, beginning of year.............  $2,139    $1,678    $1,074
Interest incurred...................................   7,481     6,002     3,613
Interest expensed...................................  (7,187)   (5,541)   (3,009)
                                                      ------    ------    ------
Capitalized interest, end of year...................  $2,433    $2,139    $1,678
                                                      ======    ======    ======

     (e) Property and Equipment -- Property and equipment are recorded at cost. Depreciation and amortization is computed using both straight-line and accelerated methods over the estimated useful lives of the assets.

     The estimated useful lives of the various classes of assets are as follows:

Office furniture and equipment..............................      5-7 years
Model home furniture and accessories........................      2-5 years
Leasehold improvements......................................     5-15 years
HomeMax sales villages......................................    10-15 years

                          ZARING NATIONAL CORPORATION

     Property and equipment consist of the following at December 31:

                                                               1999       1998
                                                              -------    -------
Office furniture and equipment..............................  $ 6,450    $ 5,664
Model home furniture and accessories........................    5,855      4,971
Leasehold improvements......................................    2,113      2,066
                                                              -------    -------
                                                               14,418     12,701
Less -- accumulated depreciation and amortization...........   (7,153)    (5,167)
                                                              -------    -------
                                                              $ 7,265    $ 7,534
                                                              =======    =======
HomeMax sales villages......................................  $10,876    $13,447
Less -- accumulated depreciation and amortization...........   (1,524)      (760)
                                                              -------    -------
                                                              $ 9,352    $12,687
                                                              =======    =======

     (f) Accrued Liabilities -- Accrued liabilities consists of the following as of December 31:

                                                               1999       1998
                                                              -------    ------
Estimate to complete closed homes (Note 2(m))...............  $ 5,192    $1,191
Incremental warranty provision (Note 2(j))..................    3,806        --
Other.......................................................    7,320     5,211
                                                              -------    ------
                                                              $16,318    $6,402
                                                              =======    ======

     (g) Asset Impairment -- In 1997 and through the third quarter of 1998, the losses of HomeMax negatively impacted the consolidated results of the Company. In response to the actual and anticipated prospective losses, management and the Board of Directors initiated efforts to consider alternatives to the segment's pre-existing growth strategies, including the pursuit of joint venture opportunities with other retailers, alternative operating strategies or an outright sale of the entity (Note 4). In conjunction with these reviews and pursuant to Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the Company determined the undiscounted estimated future cash flows of HomeMax were less than the carrying value of the associated long-lived assets. Accordingly, in the fourth quarter of 1998, the Company adjusted the carrying values of the long-lived assets of HomeMax, including goodwill, other intangibles and sales villages, to their estimated fair market value through the recognition of a provision for asset impairment of $5,674. The estimated fair market value of the assets was based on anticipated future cash flows discounted at a rate commensurate with the risks, as well as reviews of comparable residual asset values. In 1999, given the continued losses of HomeMax, the Company again evaluated the carrying values associated with the long-lived assets of HomeMax and, accordingly, adjusted the carrying value of a sales village to the net value realized in conjunction with the sale of the village subsequent to December 31, 1999.

                          ZARING NATIONAL CORPORATION

     (h) Revenue and Cost Recognition -- Revenues and costs of sales related to homes are recognized upon closing the sale, at which time title is transferred to the purchaser. Revenue from the sale of loans and loan servicing rights is recognized when the closed loans are sold and delivered to an investor.

     (i) Service and Warranty Liabilities -- Service and warranty costs are estimated and provided for at the time of closing on a home. Warranty expense, exclusive of incremental warranty, approximated $3,505, $1,558 and $1,941 in 1999, 1998 and 1997, respectively.

     (j) Incremental Warranty Provision -- During 1999, the Company became aware of certain moisture and mold related issues in certain of its luxury site-built homes in Mason, Ohio. The Company has vigorously pursued various remediation initiatives in an effort to address the various homeowner concerns. As of December 31, 1999, the Company estimates the cost of remediation could approximate $3.8 million. Certain of the costs associated with the remediation efforts are subject to recovery through the Company's insurance. To date, the Company's primary carrier has accepted certain coverage, however, the excess insurance carrier has to date denied coverage. The Company continues to vigorously pursue its rights under its insurance policies. In the opinion of management and legal counsel it is remote that insurance recoveries will be less than $1.0 million. Accordingly, as of December 31, 1999, the Company has recorded the estimated accrued warranty of $3.8 million, the estimated recovery of $1.0 million and the resulting incremental warranty expense of $2.8 million. Adjustments to the estimated costs of remediation as well as the related minimum insurance recoveries will be recorded in the periods in which the facts and circumstances which warrant such adjustments become known.

     Through March 27, 2000, the Company had contractual remediation costs of approximately $2.8 million with certain homeowners in the communities. In March 2000, a purported class action suit was filed by a homeowner which claimed compensatory damages of more than $25,000, treble and punitive damages and other costs. The Company intends to vigorously defend this matter. However, given the preliminary nature of the case, the uncertainty relative to the potential costs of remediation and the uncertainties relative to the scope of insurance coverage available, the Company is currently uncertain as to the magnitude of the potential uninsured liability associated with the case. Accordingly, adjustments to the estimated costs of remediation as well as the related minimum insurance recoveries will be recorded in the periods in which the facts and circumstances which warrant such adjustments become known.

     (k) Advertising -- The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 approximated $4,036, $2,622 and $1,193, respectively.

     (l) SFAS 123 "Accounting for Stock-Based Compensation" -- The Company has elected to account for the cost of its stock options utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25) as allowed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, no compensation cost has been recognized for stock options as substantially all stock options were granted at prices that approximated fair market value, as defined by the plans, at the measurement date. The pro forma disclosures required by SFAS 123 are presented in Note 11.

     (m) Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

                          ZARING NATIONAL CORPORATION
statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain significant estimates include warranty, incremental warranty, insurance coverage, estimated costs to complete closed homes, estimate to wind up the affairs of discontinued operations, asset impairment and tax valuation reserves.

     (n) New Pronouncements -- In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Startup Activities" (SOP 98-5), which requires costs of startup activities, including preopening expenses, to be expensed as incurred. The Company's practice was to defer these expenses until a manufactured housing village commenced operations, at which time the costs, other than the advertising costs which are expensed upon opening, were amortized over a one-year period. As of December 31, 1997, preopening expenses of approximately $507 were deferred and amortized during 1998. Commencing in 1998, preopening costs were expensed as incurred. Preopening costs incurred and expensed in 1999 and 1998 were nominal.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended is effective for fiscal years beginning after June 15, 2000. Upon adoption of this statement, the Company anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

     (o) Reclassifications -- Certain reclassifications have been made to the prior years' financial statements to conform with the 1999 presentation.

(3) INVESTMENTS IN JOINT VENTURES

     Prior to 1998, the Company participated in two joint ventures to develop and sell residential property to third parties or to venture partners who construct residential housing on the property. In addition, the Company participated in a partnership which provides mortgage brokering services.

     For each joint venture, the Company owned a 50% ownership interest. All key decisions regarding venture activities were made jointly. Accordingly, the Company used the equity method of accounting for the investments in these joint ventures.

     During 1998, the Company sold its ownership position in one joint venture and acquired the 50% interest not previously owned in another joint venture. During 1999 the assets of the remaining joint venture were sold and the venture was terminated.

     Fees received by the Company for services provided to the joint ventures are offset against costs to the extent incurred in providing these services. Any excess is deferred by the Company to the extent of its ownership interest in the venture and recognized as income as the venture closes on sales of properties to third parties.

                          ZARING NATIONAL CORPORATION

     The following tables summarize unaudited financial information related to the Company's joint venture activities during the period of time a 50% ownership was maintained:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                 STATEMENTS OF INCOME                   1999     1998      1997
                 --------------------                   ----    ------    ------
Revenues..............................................  $550    $1,635    $1,264
Costs and expenses....................................   448     1,209     1,199
                                                        ----    ------    ------
Pretax income.........................................  $102    $  426    $   65
                                                        ====    ======    ======

                                                              DECEMBER 31,
                                                              ------------
                       BALANCE SHEETS                         1999    1998
                       --------------                         ----    ----
Assets, primarily land and land improvements................  $--     $478
Liabilities.................................................  $--     $ --
Equity......................................................  $--     $478

(4) HOMEMAX, INC. JOINT VENTURE WITH AMERICAN HOMESTAR CORPORATION-

     Effective March 15, 1999, after assignment of certain obligations and other preclosing activities, the Company sold a 25% interest in HomeMax to American Homestar Corporation (American Homestar) for a note receivable of approximately $4.4 million. The note receivable is to be paid in three annual installments commencing March 15, 2000 and accrues interest at prime, payable quarterly. The amended and restated securities purchase agreement includes the following terms:

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

     - The Company retained a $4.0 million receivable due from HomeMax which accrues interest at 6.0% and is payable quarterly. The $4.0 million of principal is payable on September 15, 2002, unless accelerated as a result of available cash flow of HomeMax, as defined, and the receivable and related interest are eliminated in the accompanying consolidated financial statements.

     - The Company agreed to pay up to $3.0 million in connection with certain annual lease obligations. During the year ended December 31, 1999, $1,058 was expensed under this commitment. Future commitments associated with these leases in 2000 and 2001 approximate $1,404 and $538, respectively.

     - Subsequent to the sale, model home inventory was replaced with the inventory of American Homestar. Costs of replacement was provided by the Company and American Homestar in amounts of $1,000 and $500, respectively.

     - Subsequent to the sale, the Company and American Homestar each agreed to provide up to $50 per quarter to support advertising and promotional initiatives. As of December 31, 1999, $150 of funding was provided by each the Company and American Homestar.

                          ZARING NATIONAL CORPORATION

     - American Homestar agreed to provide certain management and consulting services for up to three years for compensation of at least $500 plus an additional fee of up to $750 based upon quarterly losses during the first four quarters following closing. During the year ended December 31, 1999, $942 was expensed under this arrangement.

     - American Homestar and the Company each agreed to provide working capital loans of up to $500 to HomeMax which will accrue interest at prime. No working capital loans were provided as of December 31, 1999, however, additional financing of $250 was provided by each of the companies subsequent to yearend.

     - The Company has the option to sell and American Homestar has the option to buy 50% of HomeMax within three years at a defined price.

     - The Company received an option, which expires on March 15, 2004, to purchase up to 150,000 shares of common stock of American Homestar with an exercise price of $18.00 per share.

     The accompanying financial statements include the results of HomeMax for all applicable periods. Losses for the period subsequent to the transaction allocable to American Homestar are included as a component of minority interest in loss of consolidated entities in the accompanying consolidated statements of operations. Similarly, American Homestar's investment, net of allocable losses, is included as a component of minority interest (approximately $766 as of December 31, 1999) in the accompanying consolidated balance sheets. The gain resulting from the Company's sale of a 25% interest in HomeMax to American Homestar ($1,775) has been deferred until, among other factors, American Homestar converts its subordinated note into an additional 25% equity interest in HomeMax.

(5) NOTES PAYABLE

     The Company has a $87.5 million syndicated credit facility with PNC Bank acting as agent. This facility consists of a revolving credit facility, providing for borrowings up to $72.5 million, depending on the Company's borrowing base, as defined in the agreement, and a $15 million term loan. Ten million dollars of the revolving credit facility may be used for letters of credit.

     The Company's notes payable consist of the following at December 31:

                                                               1999       1998
                                                              -------    -------
Revolving Credit Facility, payable to PNC Bank, as agent,
  $72.5 million maximum available borrowings, $8.5 million
  available at December 31, 1999, interest rate options of
  (a) the greater of the Prime Rate or the Federal Funds
  rate plus .50% or the (b) Euro-rate plus 1.50% to 2.30%,
  depending on the Company's leverage ratio (borrowings
  outstanding at December 31, 1999 and 1998 are at 8.76% and
  7.88%, respectively), expiring in March 2001..............  $61,250    $44,500
                                                              =======    =======

                          ZARING NATIONAL CORPORATION

                                                               1999       1998
                                                              -------    -------
Obligations of HomeMax:
Manufactured Housing Floor Plan Facility for inventory and
  display models, payable to Bombardier Capital, Inc.,
  variable interest rates (9.0% at December 31, 1999),
  subject to repayment upon the earlier of sale or fifteen
  months from the date of initial borrowing, secured by the
  inventory, an irrevocable letter of credit from American
  Homestar and a repurchase agreement with American Homestar
  in the event of default...................................  $ 9,511    $    --
Manufactured Housing Floor Plan Facility, payable to Nations
  Bank, $12.9 million financing facility for inventory and
  display models, interest at the Prime Rate or the
  Euro-rate plus 2.35% (8.78% at December 31, 1999) and
  subject to repayment upon the earlier of sale or the end
  of, in certain circumstances, six months if held in
  inventory. Borrowings for the cost of certain models held
  for more than twelve months accrue interest at 10% and are subject to repayment no later than twenty-four months
  after the date of initial borrowing.......................      344      7,082
                                                              -------    -------
                                                              $ 9,855    $ 7,082
                                                              =======    =======
Term Loans, payable to PNC Bank, as agent, borrowings at
  interest rate options of (a) the greater of the Prime Rate or the Federal Funds rate plus .50% or the (b) Euro-rate
  plus 1.50% to 2.30%, depending on the Company's leverage
  ratio (borrowings outstanding at December 31, 1999 and
  1998 are at 8.77% and 7.19%, respectively), payable in
  quarterly installments of $750 through March 2001.........  $ 4,500    $ 6,750
Credit Agreement, payable to the Provident Bank, $15.0
  million available for working capital needs of HomeMax and subsidiaries, interest at the Prime Rate plus 1.0%, (9.5%
  at December 31, 1999), payable in three annual
  installments of $1.47 million commencing March 15, 2000,
  entire balance payable at the earlier of September 15,
  2002 or 90 days following the sale of the remaining 50% of
  HomeMax (Note 4), secured by $8.4 million of promissory
  notes, prepayment penalty equal to a percentage of the
  gain, if any, upon the sale of additional interest in
  HomeMax, as defined per the Credit Agreement, $10.0
  million guaranteed by Zaring Homes, Inc...................   15,000     15,000
Other Term Notes, payable to banks, interest at 7.95%,
  payable in quarterly installments of $437 through
  September 2001............................................    2,739      4,371
Other Term Notes, interest at 7.0% to 12.0%, principal
  installments of $72 due January 2002, $2,425 due April
  2003 and $692 due April 2005, secured by certain land.....    2,949         --

                          ZARING NATIONAL CORPORATION

                                                               1999       1998
                                                              -------    -------
Obligations of Leasing LLC, Land LLC and Leasing 99 LLC:
  Notes payable by Leasing LLC to The Huntington National
  Bank, permitted borrowings of up to $10.0 million,
  interest at LIBOR plus 1.75% (8.21% and 6.75% at December
  31, 1999 and 1998, respectively) payable monthly, secured
  by model homes and a personal guarantee, payable upon sale of the models or in annual installments through June
  2001......................................................    6,072      8,237
  Notes payable by Land LLC to the Provident Bank, permitted borrowings of up to $10.0 million, interest at LIBOR plus
  2.25% (8.71% and 7.25% at December 31, 1999 and 1998,
  respectively) payable monthly, secured by land and a
  personal guarantee, payable in July 2001..................    8,663      5,710
  Notes payable by Leasing 99 LLC to The Huntington National
  Bank, permitted borrowings of up to $3.0 million, interest at LIBOR plus 1.75% (8.21% at December 31, 1999), payable
  monthly, secured by model homes, a personal guarantee and
  a guarantee by Leasing LLC, payable upon sale of the
  models or in annual installments through March 2002.......    2,859         --
                                                              -------    -------
                                                              $42,782    $40,068
                                                              =======    =======
Obligation of Zaring Financial Services:
  Revolving line of credit payable to the Provident Bank,
  permitted borrowings of up to $5.0 million, $1.8 million
  available at December 31, 1999, interest at the Prime Rate minus 0.25% (8.25% at December 31, 1999), expiring May
  2002......................................................  $ 3,181    $    --
                                                              =======    =======
Subordinated Debt:
  Subordinated notes payable to Principal Shareholder,
  interest at the greater of 9 7/8% or the Prime Rate plus
  1 5/8% (10 1/8% at December 31, 1999) payable monthly,
  principal due September, 2002.............................  $ 5,000    $    --
  Subordinated note payable to American Homestar
  Corporation, interest at 6.00% payable quarterly, payable
  June 15, 2002 unless accelerated as a result of available
  cash flow of HomeMax, as defined, convertible into an
  additional 25% equity interest in HomeMax at the
  discretion of American Homestar...........................    4,000         --
                                                              -------    -------
                                                              $ 9,000    $    --
                                                              =======    =======

     The bank credit agreements include provisions which require, among others, that the Company maintain certain levels of tangible net worth and cash flow from operations as well as limiting the Company's ratio of debt to equity.

     During 1999 and subsequent to yearend the Company was unable to comply with certain covenants included in its credit agreements. The bank initially provided a forbearance agreement which extended to April 14, 2000. Concurrent with the expiration of the forbearance agreement, the Company negotiated a third amendment to the loan agreements with its banks. The amendment to the syndicated credit facility includes the following modifications:

                          ZARING NATIONAL CORPORATION

     - The maturity date of the facilities was revised to March 31, 2001

     - Available borrowings under the revolving credit facility which were $72.5 million as of December 31, 1999 will be reduced by $5.0 million on July 1, 2000 and an additional $5.0 million on October 1, 2000

     - Interest rates will be adjusted to prime plus 1% through August 31, 2000, with an increase to prime plus 2% if borrowings under the revolving credit facility exceed $40.0 million on September 1, 2000, an increase to prime plus 3% if revolver borrowings exceed $25.0 million on November 1, 2000 and prime plus 4% if revolver borrowings exceed $5.0 million on January 1, 2000. Default rates, if applicable, will be 3% above the interest rate in effect.

     - The third amendment revises preexisting provisions which required, among others, that the Company maintain certain minimum levels of tangible net worth and cash flows from operations to certain fixed charges as well as limiting the Company's ratio of debt to equity, all as defined per the terms of the agreement. The amendment also establishes limitations on the number of market and model homes maintained in inventory, land acquisition and deviations from expected cash flows (as defined).

     - Waivers for loan violations occurring prior to April 14, 2000.

     Management is of the opinion that, based on its operating initiatives (as discussed in Note 1 to the financial statements) and related plans, it is probable the Company will be in compliance with the terms and conditions of its credit agreements through the remainder of 2000. In addition, management is of the opinion that its present cash balances, amounts available from its credit agreements, amounts generated from its asset reduction plans and amounts generated from future operations will provide adequate funds for its future operations.

     The carrying value of the revolving credit facilities and term loans approximate fair market value as these notes are priced at current market rates. The fair market value of the Company's other fixed rate notes payable as of December 31, 1999 and 1998 approximated $9,627 and $4,452, respectively. The fair market values of these securities was estimated by discounting the expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities.

     Scheduled maturities of notes payable are as follows:

YEARS ENDED DECEMBER 31,
------------------------
       2000.................................................    $ 17,289
       2001.................................................      80,635
       2002.................................................      25,266
       2003.................................................       2,186
       2004.................................................          --
       Thereafter...........................................         692
                                                                --------
                                                                $126,068
                                                                ========

     The Company is contingently liable under letters of credit of approximately $7.7 million issued as a result of lot and land acquisition and development activities through December 31, 1999.

                          ZARING NATIONAL CORPORATION

(6) INCOME TAXES

     The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This statement requires deferred tax recognition for all temporary difference in accordance with the liability method and requires adjustments of future tax benefits and deferred tax liabilities for enacted changes in tax laws and rates.

     The following summarizes the provision (benefit) for income taxes on income
(loss) from continuing operations:

                                                       YEARS ENDED DECEMBER 31,
                                                     ----------------------------
                                                      1999       1998       1997
                                                     -------    -------    ------
Currently payable (receivable):
  Federal..........................................  $(1,250)   $(1,293)   $1,232
  State and local..................................     (193)       (90)      362
Deferred:
  Federal..........................................      560     (2,170)     (233)
  State and local..................................     (175)      (362)      (65)
                                                     -------    -------    ------
                                                     $(1,058)   $(3,915)   $1,296
                                                     =======    =======    ======

     The following is a reconciliation between the statutory federal income tax rate and the provision (benefit) for income taxes:

                                         1999                1998               1997
                                    ---------------     ---------------     -------------
                                    AMOUNT    RATE      AMOUNT    RATE      AMOUNT   RATE
                                    -------   -----     -------   -----     ------   ----
Computed provision for federal
  income taxes at the statutory
  rate............................  $(4,171)  (34.0)%   $(3,421)  (34.0)%   $1,127   34.0%
State and local income taxes, net
  of federal income tax benefit...     (613)   (5.0)       (501)   (5.0)      164     5.0
HomeMax losses subsequent to March
  15, 1999 which are not included
  in the consolidated return of
  the Company.....................    2,806    22.8          --      --        --      --
Valuation allowance...............    1,106     9.0          --      --        --      --
Other.............................     (186)   (1.6)          7      .1         5      .1
                                    -------   -----     -------   -----     ------   ----
                                    $(1,058)   (8.8)%   $(3,915)  (38.9)%   $1,296   39.1%
                                    =======   =====     =======   =====     ======   ====

                          ZARING NATIONAL CORPORATION

     At December 31, 1999 and 1998, the future tax benefit and estimated refunds consists of the following:

                                                               1999       1998
                                                              -------    ------
Goodwill and other intangibles..............................  $    --    $ (251)
Recognition of warranty expense.............................    1,791       409
Currently nondeductible expenses............................    1,075       424
Asset impairment and discontinued operations................    3,536     2,213
Inventory and equipment costs not currently deductible......      322       863
Estimated refunds...........................................    3,131     2,395
Estimated net operating loss carryforwards..................    2,107        --
Valuation allowance.........................................   (1,106)       --
                                                              -------    ------
                                                              $10,856    $6,053
                                                              =======    ======

     The valuation allowance established in 1999 is primarily attributed to deferred tax assets associated with HomeMax which may ultimately be impaired unless prospective taxable income is realized.

(7) RETIREMENT PLAN

     The Company has established a defined contribution plan for all eligible employees. The plan provides for voluntary contributions by the Company's employees up to a specified maximum percentage of gross pay and, effective January 1, 1998, a Company match of 25% of employee contributions. In addition, the Company may make discretionary contributions. Total Company contributions expensed approximated $952, $784, and $54 in 1999, 1998, and 1997, respectively.

(8) RELATED PARTY TRANSACTIONS

     During 1999, Leasing 99 LLC, a company owned by Allen G. Zaring, III, purchased from and subsequently leased back to Zaring Homes approximately $3.2 million of model homes. During 1998, Leasing LLC, a Company owned by Allen G. Zaring, III, purchased from and subsequently leased back to Zaring Homes approximately $11.0 million of model homes. During the lease terms, Zaring Homes pays Leasing LLC and Leasing 99 LLC monthly rent equal to the greater of the prime interest rate or LIBOR plus 1.5% applied to the aggregate sales prices of the respective models and related taxes, insurance, maintenance and homeowners fees, as applicable.

     Also in 1998, Land LLC, a company owned by Allen G. Zaring, III and his sons, purchased approximately $4.3 million of undeveloped land from Zaring Homes. In 1999 and 1998 Land LLC purchased approximately $4.1 million and $1.5 million, respectively of undeveloped land from unrelated parties. Zaring Homes has options for up to three years to purchase the land for Land LLC's original cost plus 15%. Interim monthly option payments to Land LLC approximate its carrying costs (interest, real estate taxes, sewer and water). To secure its performance of the option contract, Zaring Homes provided a $1.3 million irrevocable letter of credit. In 1999, Zaring Homes purchased $1.2 million of undeveloped land from Land LLC.

                          ZARING NATIONAL CORPORATION

     Other related party activities are summarized as follows:

                                                        1999      1998     1997
                                                       ------    ------    ----
Sale of residential lots.............................  $   --    $   --    $165
                                                       ======    ======    ====
Sales of residential homes to management and other
  related parties, including $554 and $1,680 related
  to employees who were relocated during 1999 and
  1998, respectively.................................  $2,722    $3,393    $732
                                                       ======    ======    ====
Purchase of residential lots.........................  $   --    $   --    $480
                                                       ======    ======    ====
American Homestar:
  Rebates receivable.................................  $  489    $   --     N/A
  Interest receivable................................     272        --     N/A
  Interest payable on subordinated loan..............     121        --     N/A
  Management fee payable.............................     942        --     N/A
  Interest income....................................     272        --      --
  Interest expense...................................     191        --      --
  Management fee expense.............................     942        --      --
Allen G. Zaring, III:
  Interest payable on subordinated loan..............  $   43    $   --     N/A
  Interest expense...................................     127        --      --
  Temporary financing provided to the Company and
     repaid during the year..........................   2,000        --      --
  Receivable.........................................      16        16     N/A
Blue Chip:
  Receivable.........................................  $   --    $   66     N/A
Employees:
  Receivables........................................  $   15    $   --     N/A

(9) COMMITMENTS AND CONTINGENCIES

     (a) Lot Purchases -- In addition to land under development, the Company has commitments to purchase residential lots from various outside parties as follows:

YEARS ENDED DECEMBER 31,                                 NUMBER OF LOTS    AMOUNT
------------------------                                 --------------    -------
       2000............................................       237          $11,560
       2001............................................       287           12,652
       2002............................................       144            6,003
       2003............................................       116            4,840
       2004............................................       111            4,615
       Thereafter......................................        76            3,040
                                                              ---          -------
                                                              971          $42,710
                                                              ===          =======

     (b) Litigation -- The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to real estate, environmental zoning and other

                          ZARING NATIONAL CORPORATION
matters, which seek remedies or damages. The Company believes that any liability that may finally be determined, exclusive of certain litigation discussed in
Note 2(j), will not have a material effect on its financial position or results of operations.

     (c) Operating Leases -- The Company is obligated under noncancelable operating lease agreements for certain furniture and equipment, office space and land related to the HomeMax sales villages. Rental expense under these agreements approximates $2,930, $2,674, and $973 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum lease payments under these operating lease agreements are as follows:

YEARS ENDED DECEMBER 31,
------------------------
       2000.................................................    $ 3,268
       2001.................................................      2,625
       2002.................................................      1,536
       2003.................................................      1,029
       2004.................................................        731
       Thereafter...........................................      2,931
                                                                -------
                                                                $12,120
                                                                =======

(10) SHAREHOLDERS' EQUITY

     (a) Preferred Shares -- The Company is authorized to issue up to 2,000,000 preferred shares of which 1,000,000 are voting and 1,000,000 are nonvoting. No preferred shares have been issued.

     (b) Common Shares -- In 1998, the Company purchased and retired 189,300 shares for approximately $1,581. During 1997, the Company retired 255,400 treasury shares.

     (c) In each 1999, 1998 and 1997, the Company issued as an incentive three shares to each employee (2,001, 1,428 and 1,218 common shares with a total market value of $12, $13 and $12 in 1999, 1998 and 1997 respectively).

(11) STOCK OPTION PLANS

     The Company adopted stock option plans (the Plans) for employees and non employee directors in 1999, 1997, 1996 and 1993. Had compensation cost for these plans been determined consistent with SFAS

                          ZARING NATIONAL CORPORATION

123, the Company's net income (loss) and earnings (loss) per share would have been the following pro forma amounts:

                                                      YEARS ENDED DECEMBER 31,
                                                    -----------------------------
                                                      1999       1998       1997
                                                    --------    -------    ------
Net Income (Loss)
  As reported.....................................  $(15,740)   $(6,366)   $2,052
  Pro forma.......................................  $(15,916)   $(7,692)   $1,865
Earnings (Loss) Per Share
  As reported.....................................  $  (3.43)   $ (1.34)   $ 0.43
  Pro forma.......................................  $  (3.47)   $ (1.62)   $ 0.39

     Because the method of accounting as prescribed by SFAS 123 has not been applied to options granted prior to January 1, 1995, the pro forma net income
(loss) and earnings (loss) per share information may not be representative of that to be expected in future years.

     The Company may grant options for up to 893,000 shares under the Plans. The Company has granted options on 629,567 shares through December 31, 1999. The option exercise prices approximated the stock's market price on the date of grant. Of the options granted, 91,700 will vest subject to the Company's annual performance and conformity with certain performance criteria. These options expire ten years from grant date. Another 60,000 of the options vest in three annual installments beginning in 1998 and expire in ten years and 72,243 vest in 2000 and expire in ten years. The remaining options vest at their grant date and expire ten years from date of grant.

     A summary of the status of the Company's stock option plans at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                               YEAR ENDED DECEMBER 31,
                        ----------------------------------------------------------------------
                                1999                     1998                     1997
                        ---------------------    ---------------------    --------------------
                                     WEIGHTED                 WEIGHTED                WEIGHTED
                                     AVERAGE                  AVERAGE                 AVERAGE
                                     EXERCISE                 EXERCISE                EXERCISE
                         SHARES       PRICE       SHARES       PRICE       SHARES      PRICE
                        ---------    --------    ---------    --------    --------    --------
Outstanding, beginning
  of year.............    321,946     $10.15       208,728     $10.35       66,383     $12.05
Granted...............    223,808       8.39       223,956      10.25      200,250      10.00
Exercised.............         --         --            --         --           --         --
Forfeited/Expired.....   (100,270)      9.86      (110,738)     10.72      (57,905)     11.03
                        ---------     ------     ---------     ------     --------     ------
Outstanding, end of
  year................    445,484     $ 9.33       321,946     $10.15      208,728     $10.35
                        =========     ======     =========     ======     ========     ======
Exercisable, end of
  year................    226,541     $10.14        89,577     $10.18       41,225     $11.91
                        =========     ======     =========     ======     ========     ======
Weighted average fair
  value of option
  shares granted......  $    5.86                $    6.27                $   5.85
                        =========                =========                ========

                          ZARING NATIONAL CORPORATION

     The following table summarizes information related to options outstanding and options exercisable as of December 31, 1999:

                             WEIGHTED    WEIGHTED                   WEIGHTED
                             AVERAGE      AVERAGE                   AVERAGE
  OPTIONS       EXERCISE     EXERCISE   CONTRACTUAL     OPTIONS     EXERCISE
OUTSTANDING      PRICE        PRICE        LIFE       EXERCISABLE    PRICE
-----------   ------------   --------   -----------   -----------   --------
    2,000     $   7.25        $ 7.25        6.3           2,000      $ 7.25
  198,943      8.00-9.45        8.39        9.3              --          --
  229,061      9.50-10.25       9.99        8.0         209,061       10.03
    9,260        11.15         11.15        6.2           9,260       11.15
    6,220     12.50-13.50      13.10        4.6           6,220       13.10
  -------                     ------        ---         -------      ------
  445,484                     $ 9.33        8.5         226,541      $10.14
  =======                     ======        ===         =======      ======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                                                      YEARS ENDED DECEMBER 31,
                                                  --------------------------------
                                                    1999        1998        1997
                                                  --------    --------    --------
Dividend yield..................................         0%          0%          0%
Expected volatility.............................        36%         36%         36%
Risk-free interest rate.........................       6.5%        6.5%        6.5%
Expected lives..................................  10 years    10 years    10 years

(12) EARNINGS PER SHARE

     Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

     Options to purchase 445,484, 321,946 and 208,728 shares of common stock at average prices of $9.33, $10.15 and $10.35 per share were outstanding during 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares. In addition, during 1999 and 1998, inclusion of any options in the computation of diluted earnings per share would be anti-dilutive due to the net loss incurred.

     Since there are no dilutive securities, basic and diluted earnings per share are identical thus a reconciliation of the numerator and denominator is not necessary.

(13) DISCONTINUED OPERATIONS

     On December 13, 1999, the Board of Directors approved plans to discontinue the affairs of Hearthside. The net losses associated with the operations of Hearthside are included in the accompanying consolidated statements of operations as discontinued operations for each of the periods presented. In addition, net assets of Hearthside are separately stated in the accompanying balance sheets. The results of the discontinued

                          ZARING NATIONAL CORPORATION

Hearthside segment reflect an allocation of interest expense based on assets deployed. Summary financial information of Hearthside is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                            ----------------------------
                                                             1999       1998       1997
                                                            -------    -------    ------
Net revenues..............................................  $30,231    $11,354    $1,706
Interest allocation.......................................  $   952    $   264    $   12
Pretax operating income (loss)............................  $(7,168)   $  (362)   $   54
Provision (benefit) for income taxes......................   (2,638)      (143)       21
                                                            -------    -------    ------
Net income (loss).........................................  $(4,530)   $  (219)   $   33
                                                            =======    =======    ======

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Land and home inventories...................................  $9,814     $9,816
Other assets................................................     812        493
Liabilities.................................................  (4,887)    (2,463)
                                                              ------     ------
Net assets of discontinued operations.......................  $5,739     $7,846
                                                              ======     ======

     The disposal of Hearthside assets through an orderly sales process is expected to be completed no later than December 13, 2000. For the period ended December 31, 1999, the loss on discontinued operations include the write down of assets to estimated realizable value and the estimated costs of disposing those operations (which aggregate approximately $1.75 million), net of applicable tax benefits.

(14) SEGMENT INFORMATION

     Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes new standards for segment reporting which are based on the way management organizes segments within a company for making operating decisions and assessing performance. The Company's segments are aligned with its respective product offerings: luxury site-built homes, financial services, retail distribution manufactured housing, majority shareholder LLC activities and corporate. Corporate primarily includes the operations of the Company's corporate office whose main purpose is to provide financing, cash management, risk management, capital allocations, management reporting and general administration of the other segments.

                          ZARING NATIONAL CORPORATION

     The following tables set forth for the years indicated information regarding the Company's segments:

                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1999        1998        1997
                                                        --------    --------    --------
ZARING HOMES
Luxury Site-Built Homes
  Revenues............................................  $284,602    $241,599    $214,042
  Cost of sales.......................................   237,792     199,867     179,568
  Incremental warranty provision......................     2,806          --          --
  Interest............................................     8,356       6,943       5,563
  Selling, general and administrative.................    36,880      28,256      24,346
                                                        --------    --------    --------
  Operating income (loss).............................    (1,232)      6,533       4,565
  Other income........................................        82         198          15
                                                        --------    --------    --------
  Pretax Luxury Site-Built Income (Loss)..............    (1,150)      6,731       4,580
FINANCIAL SERVICES
  Revenues............................................     1,677         526          --
  Expenses............................................     1,707         531          --
  Interest............................................        48          --          --
                                                        --------    --------    --------
  Pretax Financial Services Loss......................       (78)         (5)         --
HOMEMAX
Retail Distribution Manufactured Homes
  Revenues............................................    20,551      12,411       8,209
  Cost of sales.......................................    19,451      10,724       6,920
  Interest............................................     1,568       1,807         312
  Asset impairment....................................       753       5,674          --
  Selling, general and administrative.................    11,688      11,704       3,370
                                                        --------    --------    --------
  Operating loss......................................   (12,909)    (17,498)     (2,393)
  Other income (expense)..............................        43          (5)         48
  Minority interest...................................     2,406         263          --
                                                        --------    --------    --------
  Pretax Retail Distribution Loss.....................   (10,460)    (17,240)     (2,345)
MAJORITY SHAREHOLDER LLCS
  Revenues............................................     2,836       2,308          --
  Cost of sales.......................................     2,436       1,887          --
  Interest............................................     1,221         465          --
  Selling, general and administrative.................       178         112          --
                                                        --------    --------    --------
  Operating loss......................................      (999)       (156)         --
  Other income........................................       750         560          --
  Minority interest...................................       249        (404)         --
                                                        --------    --------    --------

                          ZARING NATIONAL CORPORATION

                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1999        1998        1997
                                                        --------    --------    --------
CORPORATE
  Interest income from subsidiaries, net..............     4,006       3,674       2,866
  General and administrative..........................    (4,586)     (3,222)     (1,786)
                                                        --------    --------    --------
     Income (loss) before taxes and discontinued
       operations.....................................   (12,268)    (10,062)      3,315
  Provision (credit) for income taxes.................    (1,058)     (3,915)      1,296
                                                        --------    --------    --------
       Net income (loss) before discontinued
          operations..................................   (11,210)     (6,147)      2,019
  Income (loss) from discontinued operations, net of
     tax..............................................    (4,530)       (219)         33
                                                        --------    --------    --------
       Net income (loss)..............................  $(15,740)   $ (6,366)   $  2,052
                                                        ========    ========    ========

     Other pertinent information regarding the Company's segment operations are as follows:

                                ZARING                   HOMEMAX
                                HOMES                     RETAIL
                                LUXURY                 DISTRIBUTION    MAJORITY
                              SITE-BUILT   FINANCIAL   MANUFACTURED   SHAREHOLDER
                                HOMES      SERVICES       HOMES          LLCS       CORPORATE    TOTAL
                              ----------   ---------   ------------   -----------   ---------   --------
Segment assets:
  1999......................   $134,521     $3,983       $22,898        $18,723      $84,873    $264,998
  1998......................     91,110        181        23,152         14,998       58,303     187,744
  1997......................    107,132         --        12,044             --       56,014     175,190
Depreciation and
  amortization expense:
  1999......................      3,512         31           916             --           57       4,516
  1998......................      2,480         32         2,024             --           --       4,536
  1997......................      2,065         --           134             --           --       2,199
Expenditures for long-lived
  assets (excluding
  acquisitions):
  1999......................      2,136         69           675             --           --       2,880
  1998......................      4,604         --        14,064             --           --      18,668
  1997......................      3,646         --         5,252             --           --       8,898

     Reconciliation of segment assets to total assets:

                                                  1999        1998        1997
                                                --------    --------    --------
Total segment assets..........................  $264,998    $187,744    $175,190
Elimination of inter-entity investments.......   (68,462)    (50,502)    (50,625)
Cash and cash equivalents*....................     7,955      14,805       4,160
Net assets of discontinued operations.........     5,739       7,846       1,148
                                                --------    --------    --------
Total assets..................................  $210,230    $159,893    $129,873
                                                ========    ========    ========

---------------

* Management excludes cash and cash equivalents from assessing a segment's operating performance.