Form 10-Q
period 2000-03-31
ZARING NATIONAL CORP
filed 2000-05-15
CIK 1034898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

Number of common shares outstanding as of March 31, 2000: 4,591,437

                                                                 Total Pages: 23

                           ZARING NATIONAL CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets,
         March 31, 2000, March 31, 1999 (unaudited), and
         December 31, 1999                                                    3

         Consolidated Statements of Operations (unaudited),
         Three Months Ended March 31, 2000 and 1999                           5

         Consolidated Statement of Shareholders' Equity,
         Three Months Ended March 31, 2000 (unaudited)                        6

         Consolidated Statements of Cash Flows,
         Three Months Ended March 31, 2000 and 1999 (unaudited)               7

         Notes to Consolidated Financial Statements (unaudited)               8


      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      16

      Item 3. Qualitative and Quantitative Disclosures about Market Risk     21

PART II  OTHER INFORMATION                                                   22

SIGNATURES                                                                   23

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                           ZARING NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars In Thousands)



                                                                   (UNAUDITED)
                                                                     MARCH 31,
                                                              ----------------------    DECEMBER 31,
                                                                2000          1999          1999
                                                              --------      --------    ------------
Cash and cash equivalents                                     $  4,858      $ 10,425      $  7,955
Receivables:
    Related parties                                                 15            74           779
    Note from American Homestar Corporation                      2,941         4,400         4,400
    Manufactured housing rebates                                   518           275           217
    Mortgage, insurance and other                                5,170         2,355         7,030
Inventories:
    Luxury site-built homes                                     67,719        38,297        66,300
    Retail distribution manufactured homes                       6,859         3,014         6,147
    Model homes                                                 21,169        20,437        22,722
    Land, development costs and finished lots                   53,954        56,282        56,943
Property and equipment, net                                      7,938         7,822         7,265
HomeMax Sales Villages, net                                      9,068        12,590         9,352
Investments in and advances to unconsolidated
    joint ventures                                                --             201          --
 Future tax benefit and estimated refunds                       11,970         7,751        10,856
 Cash surrender value of life insurance and other assets         4,409         4,689         4,525
 Net assets of discontinued operations                           1,616         9,771         5,739
                                                              --------      --------      --------
                                                              $198,204      $178,383      $210,230
                                                              ========      ========      ========

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                           ZARING NATIONAL CORPORATION

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (Dollars In Thousands)

                                                                         (UNAUDITED)
                                                                          MARCH 31,
                                                                  -------------------------     DECEMBER 31,
                                                                    2000            1999            1999
                                                                  --------        ---------     ------------
Liabilities:
   Revolving credit facility                                      $ 61,250         $ 53,031      $ 61,250
   Manufactured housing floor plan facility                         10,760            7,297         9,855
   Revolving credit note                                             2,430             --           3,181
   Term notes payable                                               38,993           42,633        42,782
   Accounts payable                                                 23,034           13,284        29,076
   Accrued liabilities                                              11,874            7,092        16,318
   Customer deposits                                                 8,574            5,019         8,024
   Deferred gains                                                    1,872            1,775         1,860
                                                                  --------         --------      --------
                Total liabilities before minority interest
                   and subordinated debt                           158,787          130,131       172,346
                                                                  --------         --------      --------
Minority interest in consolidated entities                           7,603            3,800         1,841
                                                                  --------         --------      --------
Subordinated debt                                                    9,000            4,000         9,000
                                                                  --------         --------      --------
Commitments and contingencies

Shareholders' equity:
    Preferred shares, no par value, 2,000,000 shares
       authorized, none issued or outstanding                         --               --            --
    Common shares, no par value, 18,000,000 shares
       authorized, 4,591,437 issued and outstanding at
       March 31, 2000, 4,591,488 issued and outstanding
       at March 31, 1999 and December 31, 1999                      24,957           24,957        24,957
    Additional paid-in capital                                       4,286            4,286         4,286
    Retained earnings (deficit)                                     (6,429)          11,209        (2,200)
                                                                  --------         --------      --------
                 Total shareholders' equity                         22,814           40,452        27,043
                                                                  --------         --------      --------
                                                                  $198,204         $178,383      $210,230
                                                                  ========         ========      ========

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                           ZARING NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

              (Dollars In Thousands, Except Per Share Information)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               ----------------------------
                                                                  2000              1999
                                                               ----------        ----------
Net revenues:
     Luxury site-built homes                                   $   73,745        $   39,308
     Retail distribution manufactured homes                        10,333             4,573
     Financial services                                               374               315
                                                               ----------        ----------
                  Total net revenues                               84,452            44,196
                                                               ----------        ----------

Expenses:
     Cost of luxury site-built homes                               64,916            32,021
     Cost of sales retail distribution
         manufactured homes                                         8,769             3,894
     Financial services                                               491               300
     Interest                                                       2,359             1,423
     Selling                                                        6,652             3,984
     General and administrative                                     7,785             6,218
                                                               ----------        ----------
           Total expenses                                          90,972            47,840
                                                               ----------        ----------
                  Operating loss                                   (6,520)           (3,644)

Other, net                                                             62                51
                                                               ----------        ----------
     Loss from continuing operations before minority
       interest and benefit for income taxes                       (6,458)           (3,593)
Minority interest in consolidated entities                            288               160
                                                               ----------        ----------
     Loss from continuing operations before benefit
       for income taxes                                            (6,170)           (3,433)
Benefit for income taxes                                           (1,941)           (1,363)
                                                               ----------        ----------
     Net loss from continuing operations                           (4,229)           (2,070)
Discontinued operations:
     Loss of entry level home segment, net of tax                    --                (261)
                                                               ----------        ----------
           Net loss                                            $   (4,229)       $   (2,331)
                                                               ==========        ==========
Basic and diluted loss per common share from continuing
   operations                                                  $    (0.92)       $    (0.45)
                                                               ==========        ==========
Basic and diluted loss per common share from discontinued
   operations                                                  $     --          $    (0.06)
                                                               ==========        ==========

Basic and diluted loss per common share                        $    (0.92)       $    (0.51)
                                                               ==========        ==========
Weighted average shares outstanding                             4,591,487         4,591,488
                                                               ==========        ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                             (Dollars In Thousands)

                                                                            ADDITIONAL
                                               SHARES          COMMON        PAID-IN          RETAINED
                                               ISSUED          SHARES        CAPITAL          (DEFICIT)          TOTAL
                                              ---------        -------      ----------        ---------         -------
BALANCE, December 31, 1999                    4,591,488        $24,957         $4,286          $(2,200)         $27,043
Purchase and retirement of common shares            (51)          --             --               --               --
Net loss                                           --             --             --             (4,229)          (4,229)
                                              ---------        -------         ------          -------          -------

BALANCE, March 31, 2000                       4,591,437        $24,957         $4,286          $(6,429)         $22,814
                                              =========        =======         ======          =======          =======

                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                           ZARING NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars In Thousands)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                       -----------------------
                                                                                         2000           1999
                                                                                       --------       --------
Cash Flows from Operating Activities:
     Net loss                                                                          $ (4,229)      $ (2,331)
         Adjustments to reconcile net loss to cash used in continuing operations--
             Loss from discontinued operations                                             --              261
             Depreciation and amortization                                                1,079          1,076
             Minority interest in consolidated entities                                    (288)          (160)
         Change in assets and liabilities--
             Future tax benefit and estimated tax refunds                                (1,114)        (1,807)
             Receivables                                                                  2,323           (568)
             Inventories                                                                  2,411        (15,004)
             Cash surrender value of life insurance and other assets                        (47)           703
             Accounts payable, accrued liabilities and deferred gains                   (10,474)          (264)
             Customer deposits                                                              550          1,749
                                                                                       --------       --------
                  Net cash used in operating activities                                  (9,789)       (16,345)
                                                                                       --------       --------
Cash Flows from Investing Activities:
     Additions to property and equipment and sales villages, net                         (1,457)        (1,095)
     Proceeds from sale of property and equipment                                           152             41
     Payments on note receivable                                                          1,459           --
                                                                                       --------       --------
                  Net cash provided by (used in) investing activities of
                    continuing operations                                                   154         (1,054)
                                                                                       --------       --------
Cash Flows from Financing Activities:
     Borrowings on notes payable                                                         13,614         31,454
     Repayments on notes payable                                                        (17,249)       (16,143)
     Capital contributions from (distributions paid to) majority shareholder of
       affiliate                                                                          6,050           (215)
                                                                                       --------       --------
                  Net cash provided by financing activities of continuing
                    operations                                                            2,415         15,096
                                                                                       --------       --------
Decrease in cash and cash equivalents                                                    (7,220)        (2,303)
Net cash provided by (used in) discontinued operations                                    4,123         (2,077)
Cash and cash equivalents, beginning of period                                            7,955         14,805
                                                                                       --------       --------
Cash and cash equivalents, end of period                                               $  4,858       $ 10,425
                                                                                       ========       ========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for-
         Interest, net of amounts capitalized                                          $  2,493       $  1,713
                                                                                       ========       ========
         Income taxes, net of refunds                                                  $   (923)      $    183
                                                                                       ========       ========
Supplemental Schedule of Non-cash Investing and Financing Activities:
During the three months ended March 31, 1999, the Company received a note receivable in exchange for the sale of an investment in the HomeMax, Inc.
subsidiary (Note 7):

Note receivable                                                                                       $  4,400
Deferred gain                                                                                           (1,775)
Minority interest                                                                                       (2,521)
Accrued expenses                                                                                          (104)

                   The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)
                (Dollars In Thousands, Except Share Information)


(1)    Basis of Presentation-
       ---------------------

       (a) Operations--Effective in May 1997, Zaring National Corporation (an Ohio corporation) implemented the formation of a holding company structure which results in the accompanying consolidated financial statements including the accounts of Zaring National Corporation and subsidiaries (the Company). The subsidiaries of the Company include the following: Zaring Homes, Inc. and its subsidiaries, Zaring Homes of Indiana, LLC and Zaring Homes Kentucky, LLC; Zaring Holdings, Inc.; HomeMax Operating Properties, LLC; HomeMax, Inc. and its subsidiaries, HomeMax North Carolina, Inc., HomeMax Tennessee, Inc., HomeMax South Carolina, Inc., HomeMax Ohio, Inc., HM Properties, Inc., HomeMax Indiana, LLC and HomeMax Kentucky, LLC; Hearthside Homes, LLC; and Zaring Financial Services, LLC.

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

       In November 1996, the Company formed HomeMax, Inc. (HomeMax) for the purpose of entering into the retail distribution of manufactured housing. HomeMax, based in Raleigh, North Carolina, commenced operations in the first quarter of 1997 and currently operates eleven sales villages located in North Carolina and South Carolina.

       Effective October 1, 1997, the Company, through its then newly formed subsidiary Hearthside Homes, LLC (Hearthside), acquired substantially all of the net operating assets of Legacy, Inc., an Indianapolis based builder of entry level single family homes. The Company also acquired the stock of Legacy Mortgage Corporation. Legacy Mortgage Corporation, doing business as Hearthside Home Mortgage, originated, processed and sold mortgages to third-party investors.

       In June 1998, the Company's principal shareholder formed First Cincinnati Leasing LLC (Leasing LLC) and First Cincinnati Land LLC (Land LLC) to purchase and leaseback certain model homes and purchase certain undeveloped land, as applicable. In March, 1999 and February, 2000, the Company's principal shareholder formed First Cincinnati Leasing 99, LLC (Leasing 99 LLC) and First Cincinnati Leasing 2000 LLC (Leasing 2000 LLC) to purchase and leaseback certain additional model homes. As a result of, among others, the principal shareholder's control of Leasing LLC, Leasing 99 LLC, Leasing 2000 LLC and Land LLC, the results of each of these entities have been consolidated with the Company's activities subsequent to their formation. The LLC's initial capitalization and related share of income is included as a component of minority interest in the accompanying consolidated financial statements.

       In October 1998, the Company increased its ownership of Blue Chip Mortgage Company, LLC (Blue Chip) from 50% to 100%. Accordingly, the financial results of Blue Chip subsequent to September 1998 are consolidated with the Company's activities. Effective April 1, 1999, Blue Chip and Legacy Mortgage Corporation were merged and renamed Zaring Financial Services, LLC (Zaring Financial Services). Zaring Financial Services processes and sells mortgages to third party lenders.

       All significant intercompany transactions and balances have been eliminated in consolidation.

       (b) Operating Initiatives--In 1999, the Company experienced losses in each of its operating segments and was unable to comply with certain terms and conditions of its loan covenants despite revenue growth. Management's plans to improve operating results and cashflow available to fund ongoing operations include initiatives to reduce certain assets, including the discontinuance of the operations of Hearthside (Note 9), reduce certain costs in each of its segments and modify the terms and conditions of its existing credit facilities (Note 4). In conjunction with the Company's asset reduction plans, during the first quarter of 2000, the Company announced that it had hired an investment banker to review various strategic alternatives including the sale of certain or all of its operations. In the event certain of the Company's operations are sold, net proceeds will be utilized to reduce outstanding debt and fund continuing operations.

       (c) Interim Reporting--The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Since such financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the consolidated financial statements and related footnotes included in the Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's unaudited consolidated financial statements as of March 31, 2000 have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results for the entire year.

(2)    Capitalized Interest-
       --------------------

       Interest is capitalized on land in the process of development, construction of sales villages and residential housing construction costs during the development and construction period. The following table summarizes the activity with respect to capitalized interest:

                                                   THREE MONTHS ENDED MARCH 31,
                                                    2000                 1999
                                                   -------              -------
                                                      (DOLLARS IN THOUSANDS)
              Capitalized interest,
                beginning of period                $ 2,433              $ 2,139
              Interest incurred                      2,235                1,400
              Interest expensed                     (2,359)              (1,423)
                                                   -------              -------
              Capitalized interest,
                end of period                      $ 2,309              $ 2,116
                                                   =======              =======


(3)    Accrued Liabilities-
       -------------------

       Accrued liabilities consists of the following as of March 31:

                                                      2000                 1999
                                                    -------               ------
       Estimate to complete closed homes            $ 3,203               $1,736
       Incremental warranty provision (Note 8)        2,396                    -
       Other                                          6,275                5,356
                                                    -------               ------
                                                    $11,874               $7,092
                                                    =======               ======

(4)    Notes Payable-
       -------------

       The Company has a $87.5 million syndicated credit facility with PNC Bank acting as agent. This facility consists of a revolving credit facility, providing for borrowings up to $72.5 million, depending on the Company's borrowing base, as defined in the agreement, and a $15 million term loan. Ten million dollars of the revolving credit facility may be used for letters of credit.

       The Company's notes payable consist of the following at March 31, 2000:

       Revolving Credit Facility, payable to PNC Bank, as agent, $72.5 million maximum available borrowings, $7.8 million available at March 31, 2000, interest rate options of (a) the greater of the Prime Rate or the
         Federal Funds rate plus .50% or the (b) Euro-rate plus 1.50% to 2.30%, depending on the Company's leverage ratio (borrowings outstanding at
         March 31, 2000 are at 8.83%), expiring in March 2001                       $61,250
                                                                                    =======

       Obligation of HomeMax:
         Manufactured Housing Floor Plan Facility for inventory and display models, payable to Bombardier Capital, Inc., variable interest rates
         (9.5% at March 31, 2000), subject to repayment upon the earlier of sale or fifteen months from the date of initial borrowing, secured by the inventory, an irrevocable letter of credit from American Homestar and a
         repurchase agreement with American Homestar in the event of default        $10,760
                                                                                    =======

       Term Loans, payable to PNC Bank, as agent, borrowings at interest rate options of (a) the greater of the Prime Rate or the Federal Funds rate plus .50% or the (b) Euro-rate plus 1.50% to 2.30%, depending on the
         Company's leverage ratio (borrowings outstanding at March 31, 2000 are
         at 8.57%, payable in quarterly installments of $750 through April 2001     $ 3,750

       Credit Agreement, payable to the Provident Bank, $15.0 million available for working capital needs of HomeMax and subsidiaries, interest at the
         Prime Rate plus 1.0%, (10.0% at March 31, 2000), payable in three annual installments of $1.47 million commencing March 15, 2000, entire balance payable at the earlier of September 15, 2002 or 90 days following the sale of the remaining 50% of HomeMax, secured by $8.4 million of promissory notes, prepayment penalty equal to a percentage of the gain, if any, upon the sale of additional interest in HomeMax, as defined per the Credit Agreement, $10.0 million guaranteed by Zaring
         Homes, Inc.                                                                 13,530

       Other Term Notes, payable to banks, interest at 7.95%, payable in
         quarterly installments of $437 through March 2001                            2,185

       Other Term Notes, interest at 7.0% to 12.0%, principal installments of
         $72 due January 2002, $2,425 due April 2003 and $692 due April 2005,
         secured by certain land                                                      3,113

       Obligations of Leasing LLC, Land LLC and Leasing 99 LLC:
         Notes payable by Leasing LLC to The Huntington National Bank, permitted borrowings of up to $10.0 million, interest at LIBOR plus 1.75% (7.79%
         at March 31, 2000) payable monthly, secured by model homes and a personal guarantee, payable upon sale of the models or in annual
         installments through June 2001                                               5,636

         Notes payable by Leasing 99 LLC to The Huntington National Bank, permitted borrowings of up to $3.0 million, interest at LIBOR plus
         1.75% (7.79% at March 31, 2000), payable monthly, secured by model homes, a personal guarantee and a guarantee by Leasing LLC, payable
         upon sale of the models or in annual installments through March 2002         2,654

         Notes payable by Land LLC to the Provident Bank, permitted Borrowings of up to $10.0 million, interest at LIBOR plus 2.25% (8.29% at March
         31, 2000) payable monthly, secured by land and a personal guarantee,
         payable in July 2001                                                         8,125
                                                                                    -------
                                                                                    $38,993
                                                                                    =======

       Obligation of Zaring Financial Services: Revolving line of credit payable to the Provident Bank, permitted borrowings of up to $5.0 million, $2.6 million available at March 31, 2000, interest at the Prime Rate minus
         0.25% (8.75% at March 31, 2000), expiring May 2002                         $ 2,430
                                                                                    =======

       Subordinated Debt:
         Subordinated notes payable to Principal Shareholder, interest at the greater of 9 7/8% or the Prime Rate plus 1 5/8% (10 5/8% at March 31,
         2000) payable monthly, principal due September, 2002                       $ 5,000

       Subordinated note payable to American Homestar Corporation, interest at
         6.00% payable quarterly, payable June 15, 2002 unless accelerated as a result of available cash flow of HomeMax, as defined, convertible into an additional 25% equity interest in HomeMax at the discretion of
         American Homestar                                                            4,000
                                                                                    -------
                                                                                    $ 9,000
                                                                                    =======

       During 1999 and the first quarter of 2000, the Company was unable to comply with certain covenants included in its credit agreements. The banks initially provided a forbearance agreement which extended to April 14, 2000. Concurrent with the expiration of the forbearance agreement, the Company entered into a third amendment to the loan agreements with its banks. The amendment to the syndicated credit facility includes the following modifications:

       o      The maturity date of the facilities was revised to March 31, 2001

       o Available borrowings under the revolving credit facility which were $72.5 million as of March 31, 2000 will be reduced by $5.0 million on July 1, 2000 and an additional $5.0 million on October 1, 2000

       o Interest rates will be adjusted to prime plus 1% through August 31, 2000, with an increase to prime plus 2% if borrowings under the revolving credit facility exceed $40.0 million on September 1, 2000, an increase to prime plus 3% if revolver borrowings exceed $25.0 million on November 1, 2000 and prime plus 4% if revolver borrowings exceed $5.0 million on January 1, 2000. Default rates, if applicable, will be 3% above the interest rate in effect.

       o The third amendment revises preexisting provisions which required, among others, that the Company maintain certain minimum levels of tangible net worth and cash flows from operations to certain fixed charges as well as limiting the Company's ratio of debt to equity, all as defined per the terms of the agreement. The amendment also establishes limitations on the number of market and model homes maintained in inventory, land acquisition and deviations from expected cash flows (as defined).

       o      Waivers for loan violations occurring prior to April 14, 2000.

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

       The Company is contingently liable under letters of credit of approximately $7.2 million issued as a result of lot and land acquisition and development activities through March 31, 2000.

(5)    Earnings (Loss) Per Common Share-
       --------------------------------

       Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

       Options to purchase 418,256 and 322,746 shares of common stock at an average exercise price of $9.34 and $9.98 per share were outstanding as of March 31, 2000 and 1999, respectively, but were not included in the computation of earnings per share since the options' exercise prices were greater than the average market price of the common shares. In addition, inclusion of any options in the computation of diluted earnings per share would be anti-dilutive due to the net loss incurred.

       Since there are no dilutive securities, basic and diluted earnings (loss) per share are identical thus a reconciliation of the numerator and denominator is not necessary.

(6)    Shareholders' Equity-
       --------------------

       The Company is authorized to issue up to 2,000,000 preferred shares of which 1,000,000 are voting. No preferred shares have been issued.

(7)    HomeMax, Inc. Joint Venture with American Homestar Corporation
       --------------------------------------------------------------

       Effective March 15, 1999, after assignment of certain obligations and other preclosing activities, the Company sold a 25% interest in HomeMax to American Homestar Corporation (American Homestar) for a note receivable of approximately $4.4 million. The note receivable is to be paid in three annual installments commencing March 15, 2000 and accrues interest payable quarterly, at prime. The amended and restated securities purchase agreement includes the following terms:

       o American Homestar issued a $4.0 million subordinated convertible loan to HomeMax concurrent with the sale. This subordinated loan accrues interest at 6.0%, payable quarterly, while the principal is payable on June 15, 2002 unless accelerated as a result of available cash flow of HomeMax, as defined. The subordinated loan is convertible into an additional 25% of HomeMax at the discretion of American Homestar.

       o The Company retained a $4.0 million receivable due from HomeMax which accrues interest at 6.0% and is payable quarterly. The $4.0 million of principal is payable on June 15, 2002, unless accelerated as a result of available cash flow of HomeMax, as defined, and the receivable and related interest are eliminated in the accompanying consolidated financial statements.

       o The Company agreed to pay up to $3.0 million in connection with certain annual lease obligations. During the quarter ended March 31, 2000, $377 was expensed under this commitment.

       o Subsequent to the sale, model home inventory was replaced with the inventory of American Homestar. Costs of replacement was provided by the Company and American Homestar.

       o Subsequent to the sale, the Company and American Homestar each agreed to provide up to $50 per quarter for the four quarters subsequent to March 15, 1999 to support advertising and promotional initiatives.

       o American Homestar agreed to provide certain management and consulting services for up to three years for compensation of at least $0.5 million plus an additional fee of up to $0.75 million based upon quarterly losses during the first four quarters following closing. During the quarter ended March 31, 2000, $285 was expensed under this agreement. As of March 31, 2000, the Company is committed to pay $1,000 per month to American Homestar for such services through March 15, 2002.

       o American Homestar and the Company each agreed to provide working capital loans of up to $0.5 million to HomeMax which will accrue interest at prime. During the quarter ended March 31, 2000, the Company and American Homestar each provided additional financing of $250.

       o The Company has the option to sell and American Homestar has the option to buy 50% of HomeMax within three years at a defined price.

       o The Company received an option, which expires on March 15, 2004, to purchase up to 150,000 shares of common stock of American Homestar with an exercise price of $18.00 per share.

       The accompanying financial statements include the results of HomeMax for all applicable periods. Losses for the period subsequent to the transaction allocable to American Homestar are included as a component of minority interest in loss of consolidated entities in the consolidated statements of operations. Similarly, American Homestar's investment net of allocable losses is included as a component of minority interest (approximately $507 as of March 31, 2000) in the accompanying balance sheets. The gain resulting from the Company's sale of a 25% interest in HomeMax to American Homestar ($1,775) has been deferred until, among other factors, American Homestar converts its subordinated note into an additional 25% equity interest in HomeMax.

(8)    Litigation-
       ----------

       During 1999, the Company became aware of certain moisture and mold related issues in certain of its luxury site-built home communities in Mason, Ohio. The Company has vigorously pursued various remediation initiatives in an effort to address the various homeowner concerns. As of December 31, 1999 and through March 31, 2000, the Company estimated the cost of remediation could approximate $3.8 million. Certain of the costs associated with the remediation efforts are subject to recovery through the Company's insurance. To date, the Company's primary carrier has accepted certain coverage, however, the excess insurance carrier has to date denied coverage. The Company continues to vigorously pursue its rights under its insurance policies. In the opinion of management and legal counsel it is remote that insurance recoveries will be less than $1.0 million. Adjustments to the estimated costs of remediation as well as the related minimum insurance recoveries will be recorded in the periods in which the facts and circumstances which warrant such adjustments become known. Through March 31, 2000, the Company incurred approximately $1.4 million related to the remediation efforts.

       As of March 31, 2000, the Company had contractual remediation costs of approximately $2.8 million with certain homeowners in the communities. In March 2000, a purported class action suit was filed by a homeowner which claimed compensatory damages of more than $25,000, treble and punitive damages and other costs. The Company intends to vigorously defend this matter. However, given the preliminary nature of the case, the uncertainty relative to the potential costs of remediation and the uncertainties relative to the scope of insurance coverage available, the Company is currently uncertain as to the magnitude of the potential uninsured liability associated with the case. Accordingly, adjustments to the estimated costs of remediation as well as the related minimum insurance recoveries will be recorded in the periods in which the facts and circumstances which warrant such adjustments become known.

(9)    Discontinued Operations-
       -----------------------

       On December 13, 1999, the Board of Directors approved plans to discontinue the affairs of Hearthside. Accordingly, in 1999 the Company recorded a provision of $1.75 million as the estimate of the cost of discontinuing the Hearthside operations. As of March 31, 2000, $548 of this amount is unused. The net losses associated with the operations of Hearthside for the quarter ended March 31, 1999 are included in the accompanying consolidated statements of operations as discontinued operations. In addition, net assets of Hearthside are separately stated in the accompanying balance sheets. The results of the discontinued Hearthside segment reflect an allocation of interest expense based on assets deployed. Summary financial information of Hearthside is as follows:

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                 2000                  1999
                                                                ------                ------
       Net revenues                                             $9,039                $4,915
       Interest allocation                                      $  169                $  219

       Pretax operating loss                                    $  --                 $ (413)
       Benefit for income taxes                                    --                    152

                                                                ------                ------
       Net loss                                                 $  --                 $ (261)
                                                                ======                ======

                                                                      AS OF MARCH 31,
                                                                ----------------------------
                                                                 2000                 1999
                                                                -------              -------
       Land and home inventories                                $ 2,868              $11,436
       Other assets                                               1,540                  555
       Liabilities                                               (2,792)              (2,220)
                                                                -------              -------
                Net assets of discontinued operations           $ 1,616              $ 9,771
                                                                =======              =======

       The disposal of Hearthside assets through an orderly sales process is expected to be completed no later than December 13, 2000.


(10)   New Pronouncements-
       ------------------

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

(11)   Reclassifications-
       -----------------

       Certain amounts in the consolidated interim financial statements for 1999 have been reclassified to conform to the 2000 presentation.

(12)   Segment Information-
       -------------------

       The following tables set forth, for the periods indicated, certain segment information regarding the Company's operations.

                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            ----------------------------
                                                                              2000                 1999
                                                                            -------              -------
                                                                               (dollars in thousands)
       Zaring Homes, Inc.
            Luxury Site-Built Homes
                Revenues                                                    $72,908              $39,012
                Cost of sales                                                64,202               31,754
                Interest                                                      2,443                2,061
                Selling, general and administrative                          10,309                6,780
                                                                            -------              -------
                Operating loss                                               (4,046)              (1,583)
                Other income (expense)                                          114                   (8)
                                                                            -------              -------
                Pretax Luxury Site-Built Loss                                (3,932)              (1,591)

       Financial Services
                Revenues                                                        374                  315
                Expenses                                                        491                  300
                Interest                                                         48                  --
                Other income (expense)                                          --                    41
                                                                            -------              -------
                Pretax Financial Services Income (Loss)                        (165)                  56

       HomeMax, Inc.
            Retail Distribution Manufactured Homes
                Revenues                                                     10,333                4,573
                Cost of sales                                                 8,769                3,894
                Interest                                                        395                  545
                Selling, general and administrative                           2,983                2,400
                                                                            -------              -------
                Operating loss                                               (1,814)              (2,266)
                Other income (expense)                                          (51)                  18
                Minority interest                                               308                   57
                                                                            -------              -------
                Pretax Retail Distribution Loss                              (1,557)              (2,191)

                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            ----------------------------
                                                                              2000                 1999
                                                                            -------              -------
                                                                               (dollars in thousands)
       Majority Shareholder LLC's
                Revenues                                                    $   837              $   296
                Cost of sales                                                   714                  267
                Interest                                                        335                  265
                Selling, general and administrative                              30                   24
                                                                            -------              -------
                Operating loss                                                 (242)                (260)
                Other income                                                    262                  157
                Minority interest                                               (20)                 103
                                                                            -------              -------
                                                                                --                   --
       Corporate
                Interest income from subsidiaries, net                          862                1,448
                General and administrative                                   (1,378)              (1,155)
                                                                            -------              -------

                Loss before taxes and discontinued operations                (6,170)              (3,433)
                Credit for income taxes                                      (1,941)              (1,363)
                                                                            -------              -------
                Net loss before discontinued operation                       (4,229)              (2,070)
                Loss from discontinued operations,
                  net of tax                                                   --                   (261)
                                                                            -------              -------
                Net loss                                                    $(4,229)             $(2,331)
                                                                            =======              =======

Other pertinent information regarding the Company's segment operations are as follows:

                                  ZARING                          HOMEMAX, INC.
                                HOMES, INC.                          RETAIL
                                  LUXURY                          DISTRIBUTION       MAJORITY
                                SITE-BUILT        FINANCIAL       MANUFACTURED      SHAREHOLDER
                                   HOMES           SERVICES           HOMES            LLC'S          CORPORATE          TOTAL
                                -----------       ---------       -------------     -----------       ---------          -----
Segment assets:
   As of March 31, 2000            $126,467           $3,254           $24,482          $23,211          $84,695         $262,109

RECONCILIATION OF SEGMENT ASSETS TO TOTAL
   ASSETS AS OF MARCH 31, 2000:

Total segment assets               $262,109
Elimination of inter-entity
   investments                      (70,379)
Net assets of discontinued
   operations                         1,616
Cash and cash equivalents             4,858
                                   --------
                                   $198,204
                                   ========

* Management excludes cash and cash equivalents from assessing a segment's operating performance.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

RESULTS OF OPERATIONS
---------------------

The Company's business and the homebuilding industry are subject to changes in national and local economic conditions, as well as other factors, including employment levels, availability of financing, interest rates, consumer confidence and housing demand. The Company's results of continuing operations for the periods presented include luxury site-built homes, retail distribution manufactured homes and financial services and reflect the cyclical nature of the housing industry.

The Company reported consolidated net revenues from continuing operations of $84.5 million for the quarter ended March 31, 2000, compared to $44.2 million for the same quarter in 1999, an increase of $40.4 million or 91.2%. The net loss from continuing operations for the first quarter of 2000 was $(4.2 million) or $(0.92) per share, compared to net loss of $ (2.1 million) or $(0.45) per share for the first quarter of 1999.

The following tables set forth, for the periods indicated, certain segment information regarding the Company's operations.

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        --------------------------
                                                                          2000               1999
                                                                        -------            -------
                                                                          (dollars in thousands)
Zaring Homes, Inc.
     Luxury Site-Built Homes
         Revenues (1)                                                   $72,908            $39,012
         Cost of sales                                                   64,202             31,754
         Interest                                                         2,443              2,061
         Selling, general and administrative                             10,309              6,780
                                                                        -------            -------
         Operating loss                                                  (4,046)            (1,583)
         Other income (expense)                                             114                 (8)
                                                                        -------            -------
         Pretax Luxury Site-Built Loss                                   (3,932)            (1,591)

Financial Services
         Revenues                                                           374                315
         Expenses                                                           491                300
         Interest                                                            48                --
         Other income                                                       --                  41
                                                                        -------            -------
         Pretax Financial Services Income (Loss)                           (165)                56

HomeMax, Inc.
     Retail Distribution Manufactured Homes
         Revenues (1)                                                    10,333              4,573
         Cost of sales                                                    8,769              3,894
         Interest                                                           395                545
         Selling, general and administrative                              2,983              2,400
                                                                        -------            -------
         Operating loss                                                  (1,814)            (2,266)
         Other income (expense)                                             (51)                18
         Minority interest                                                  308                 57
                                                                        -------            -------
         Pretax Retail Distribution Loss                                 (1,557)            (2,191)

Majority Shareholder LLC's
         Revenues (1)                                                       837                296
         Cost of sales                                                      714                267
         Interest                                                           335                265
         Selling, general and administrative                                 30                 24
                                                                        -------            -------
         Operating loss                                                    (242)              (260)
         Other                                                              262                157
         Minority interest                                                  (20)               103
                                                                        -------            -------
                                                                            --                 --

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        --------------------------
                                                                          2000               1999
                                                                        -------            -------
                                                                          (dollars in thousands)
Corporate
         Interest income from subsidiaries, net                         $   862            $ 1,448
         General and administrative                                      (1,378)            (1,155)
                                                                        -------            -------

         Loss before taxes and discontinued operations                   (6,170)            (3,433)
         Credit for income taxes                                         (1,941)            (1,363)
                                                                        -------            -------
         Net loss before discontinued operations                         (4,229)            (2,070)
         Loss from discontinued operations, net of tax                      --                (261)
                                                                        -------            -------
         Net Loss                                                       $(4,229)           $(2,331)
                                                                        =======            =======

(1)    Revenue from sale is recognized upon the closing of the sale.

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              --------------------------
                                                                2000              1999
                                                              --------          --------
                                                                (Dollars in thousands)
Luxury Site-Built Homes
Operating data:
     Units
         New Orders (1)                                            271               305
         Closings (2)                                              244               141
         Backlog (3)                                               460               420
Average revenue per closing                                   $    299          $    277
Average value of new order sales                              $    321          $    287
Sales value of backlog                                        $140,717          $120,511

Retail Distribution Manufactured Homes
Operating data:
     Units
         New Orders (1)                                            190               124
         Closings (2)                                              166                77
         Backlog (3)                                               225               214
Average revenue per closing                                   $     60          $     59
Average value of new order sales                              $     65          $     68
Sales value of backlog                                        $ 18,218          $ 14,706

(1) New orders represent total new home orders received during the period, net of cancellations.
(2)    Revenue from a sale is recognized upon the closing of the sale.
(3)    Backlog includes new orders which have not yet closed.

ZARING HOMES, INC., LUXURY SITE-BUILT HOMES- Net revenues for the three months ended March 31, 2000 increased $33.9 million or 86.9% as compared to the same period 1999. Zaring Homes delivered 244 homes in the first quarter of 2000, compared to 141 homes in 1999, a 73.0% increase. This increase in revenues and homes delivered was primarily due to the continued strength of the luxury housing market in substantially all of the Company's markets. The average selling price of a home was $299,000 and $277,000 for the three months ended March 31, 2000 and 1999 respectively, representing a 7.9% increase from the corresponding period in 1999. Backlog increased 16.8% with a total sales value of $140.7 million as of March 31, 2000 as compared to $120.5 million as of March 31, 1999.

Gross profit dollars and percentages were $8.7 million and 11.9% in the first quarter of 2000 as compared to $7.3 million and 18.6% in the first quarter of 1999. Gross profit dollars increased in the first quarter of 2000 as compared to the first quarter of 1999 primarily due to the number of homes delivered. Gross profit percentages, however, decreased primarily due to increased subcontractor and other production related costs.

Interest expense increased $382,000 in the first quarter of 2000 as compared to the first quarter of 1999. As a percentage of net revenues interest expense decreased to 3.4% from 5.3%. This decrease is primarily the result of the increase in net revenues noted above.

As a percentage of revenues, selling expenses remained unchanged at 8.4% for the three months ended March 31, 2000. Selling expenses for the quarter ended March 31, 2000 increased $2.8 million as compared to the corresponding period in 1999. This increase is primarily due to increases in volume related expenses such as sales commissions and increases in advertising and model home expenses. As a percentage of revenues, general and administrative expenses decreased to 5.8% in the first quarter of 2000 from 8.9% in the first quarter of 1999. General and administrative expenses increased $0.7 million or 20.5% in the first quarter of 2000 compared to the first quarter of 1999, due primarily to increases in payroll and office related costs. As a percentage of revenues, selling, general and administrative expenses were 14.1% and 17.4% for the three month period ended March 31, 2000 and 1999, respectively. The decrease in this percentage is mainly due to the increase in revenues.

As a result of the foregoing, Zaring Homes reported a pretax loss of $3.9 million or 5.4% of net revenues in the first quarter of 2000, an increase of $2.3 million from the pre-tax loss of $1.6 million in the same period in 1999.

FINANCIAL SERVICES - The financial services segment reported revenues of $374,000 for the three months ended March 31, 2000. After deducting $491,000 in expenses associated with the mortgage company operations, the financial services segment reported a pretax loss of $165,000 for the first quarter of 2000. In the first quarter of 1999, the financial services segment reported pretax income of $56,000 on revenues of $315,000.

HOMEMAX, INC., RETAIL DISTRIBUTION MANUFACTURED HOMES- Net revenues for the three months ended March 31, 2000 increased $5.7 million from $4.6 million in the first quarter of 1999 to $10.3 million. HomeMax closed 166 units in the first quarter of 2000, an increase of 115.6% from the 77 units closed in the same period of 1999. The increase is due to the maturity of the sales villages (at March 31, 1999, four villages had been open less than six months) and new management at a majority of the villages.

Gross profit was $1.6 million or 15.1% for the three months ended March 31, 2000 as compared to $679,000 or 14.9% for the same period in 1999. The increase in gross profit dollars is due mainly to the increase in net revenues. Interest expense was $395,000 or 3.8% of revenues in the first quarter of 2000 compared to $545,000 or 11.9% of revenues in the corresponding quarter of 1999. The decrease in interest expense is primarily attributable to the recapitalization of the operations in conjunction with the joint venture agreement with American Homestar, signed March 15, 1999. The recapitalization resulted in a net reduction in the interest bearing debt of HomeMax. The decrease as a percentage of revenues is due primarily to the increase in revenues and decrease in interest expense.

Selling, general and administrative expenses for HomeMax were $3.0 million or 28.9% of revenues for the three months ended March 31, 2000 compared to $2.4 million or 52.5% of revenues for the same period in 1999. Selling expenses were $676,000 or 6.5% of revenues in the first quarter of 2000 compared to $750,000 or 16.4% of revenues in the first quarter of 1999.

The decrease as a percentage of revenues is primarily due to the increased closing revenues in the first quarter of 2000 versus the first quarter of 1999. General and administrative expenses were $2.3 million or 22.1% of revenues in the first quarter of 2000 as compared to $1.6 million or 35.0% of revenues for the same period in 1999. The decrease in general and administrative expenses as a percentage of revenues is due mainly to the increase in net revenues. The increase in general and administrative expenses is due to increases in payroll and related costs.

As a result of the foregoing, HomeMax reported a pretax loss of $1.6 million in the first quarter of 2000 compared to a pretax loss of $2.2 million in the first quarter of 1999.

MAJORITY SHAREHOLDER LLCS - First Cincinnati Leasing LLC, First Cincinnati Leasing 99 LLC, First Cincinnati Leasing 2000 LLC and First Cincinnati Land LLC are reported as "Majority Shareholder LLCs". Leasing LLC and Leasing 99 LLC closed three homes during the three months ended March 31, 2000 for $837,000 versus one home closing for $296,000 during the three months ended March 31, 1999. Interest expense of $335,000 and $265,000 during the three months ended March 31, 2000 and March 31, 1999, respectively, represents interest incurred for model home and undeveloped land holdings. Other income, net represents rental income for model homes and land option payments from the Company net of income deferred until land parcels are sold to unrelated third parties. Deferred income of the LLCs approximated $1.0 million in the first quarter of 2000 as compared to $0.5 million in the first quarter of 1999.

CORPORATE- Interest income from subsidiaries represents the allocation of interest cost to the subsidiaries. Corporate general and administrative expenses were $1.4 million for the three month period ended March 31, 2000, as compared to $1.2 million for the three month period ended March 31, 1999. The increase in Corporate general and administrative expenses is attributed mainly to increases in payroll and legal and professional costs.

CREDIT FOR INCOME TAXES- The income tax benefit associated with losses reported in the first quarter of 2000 and 1999 as a percentage of the loss before taxes and discontinued operations (31.8% and 39.7%, respectively) is primarily due to the losses of HomeMax subsequent to March 15, 1999 not being benefited for financial reporting purposes given these losses are no longer included in the consolidated tax return of the Company.

LOSS FROM DISCONTINUED OPERATIONS- On December 13, 1999, the Board of Directors of the Company approved plans to discontinue the affairs of Hearthside. The disposal of Hearthside's assets through an orderly sales process is expected to be completed no later than December 13, 2000. At December 13, 1999 the Company recorded a provision of $1.75 million as the estimate of the cost of discontinuing the Hearthside operations. At March 31, 2000, approximately $548 of the estimate remains.

                         CAPITAL RESOURCES AND LIQUIDITY

The Company had cash and equivalents and available borrowings on its revolving credit facility of approximately $4.9 million and $7.8 million, respectively, as of March 31, 2000 as compared to $10.4 million and $6.0 million available as of March 31, 1999. These amounts are available to fund the ongoing operations of the Company.

Net cash used in operations in the first quarter of 2000 approximated $9.8 million as compared to $16.3 million in the first quarter of 1999. Net cash used in the first quarter of 2000 is primarily attributable to the net loss ($4.2 million), changes in certain assets and liabilities ($1.1 million) and decreases in trade payables, accruals and deposits ($1.0 million) offset by decreases in inventories and receivables ($4.7 million).

Net cash provided by investing activities was $154,000 in the first quarter of 2000 compared to a use of cash of $1.0 million in the first quarter of 1999. This change is primarily attributable to payment received on the note from American Homestar ($1.5 million) and proceeds of $152,000 from the sale of property and equipment offset by property and equipment additions of $1.5 million.

Net cash provided by financing activities for the three months ended March 31, 2000 was $2.4 million, a decrease of $12.7 million from the same period in 1999. This decrease was primarily due to a decrease in net borrowings of $18.9 million offset by capital contributions of $6.0 million to Leasing 2000 LLC by the Company's Chairman.

The Company has embarked on an asset reduction plan to provide internally generated funds to be utilized for 2000 operating initiatives. The plan consists of, among others:

o Sell the remaining assets of Hearthside and wind up the related operations
o      Sell certain model homes to the Company's Chairman
o      Reduce the number of market homes per community
o      Sell certain idle HomeMax sales villages
o      Defer certain land development initiatives
o      Sell certain other homebuilding operations

During 1999 and the first quarter of 2000, the Company was unable to comply with certain covenants included in its credit agreements. The banks initially provided a forbearance agreement which extended to April 14, 2000. Concurrent with the expiration of the forbearance agreement, the Company negotiated a third amendment to the loan agreements with its banks. The amendment to the syndicated credit facility includes the following modifications:

o      The maturity date of the facilities was revised to March 31, 2001
o Available borrowings under the revolving credit facility which were $72.5 million as of December 31, 1999 will be reduced by $5.0 million on July 1, 2000 and an additional $5.0 million on October 1, 2000
o Interest rates will be adjusted to prime plus 1% through August 31, 2000, with an increase to prime plus 2% if borrowings under the revolving credit facility exceed $40.0 million on September 1, 2000, an increase to prime plus 3% if revolver borrowings exceed $25.0 million on November 1, 2000 and prime plus 4% if revolver borrowings exceed $5.0 million on January 1, 2000. Default rates, if applicable, will be 3% above the interest rate in effect.
o The third amendment revises preexisting provisions which required, among others, that the Company maintain certain minimum levels of tangible net worth and cash flows from operations to certain fixed charges as well as limiting the Company's ratio of debt to equity, all as defined per the terms of the agreement. The amendment also establishes limitations on the number of market and model homes maintained in inventory, land acquisition and deviations from expected cash flows (as defined).
o      Waivers for loan violations occurring prior to April 14, 2000.

Management is of the opinion that, based on its operating initiatives (as discussed in Note 1 to the financial statements) and related plans, it is probable the Company will be in compliance with the terms and conditions of its credit agreements through the remainder of 2000. In addition, management is of the opinion that its present cash balances, amounts available from its credit agreements, amounts generated from its asset reduction plans and amounts generated from future operations will provide adequate funds for its future initiatives.

LOT COMMITMENTS- In the aggregate, as of March 31, 2000, Zaring Homes owned, had the ability to develop or purchase, or had under contract 4,002 lots. At March 31, 2000, Zaring Homes owned approximately 879 lots and undeveloped land, including land owned by Land LLC, which will be developed into approximately 679 lots. Zaring also had under contract, subject to the satisfaction of Zaring's purchase contingencies and exercising of option agreements, 1,506 lots and undeveloped land which, if purchased, would be developed into approximately 347 lots. Of the 1,506 lots under contract, Zaring Homes is committed to 954 lots.

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

INFLATION- Housing demand, in general, is affected adversely by increases in interest rates. If mortgage interest rates, and material and labor costs increase significantly, the Company's revenues, gross profit, and net income could be adversely affected.

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

                ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES
                               ABOUT MARKET RISK

There were no material changes in the qualitative and quantitative disclosures about market risk as of March 31, 2000 from that presented in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

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

On March 14, 2000, a lawsuit was filed by Felix and Wanda Martinez in the Court of Common Pleas, Hamilton County, Ohio against Zaring National Corporation (the "Company") and its subsidiary, Zaring Homes, Inc., in the form of a purported class action whose members own homes in the "White Blossom" residential development of Zaring Homes in Mason, Ohio. The suit alleges that the home owners have been damaged because of defects in their homes including water and moisture in wall cavities; water damage to wood and other materials used to build the homes; mold and mildew growth inside the homes; excessive humidity; and poor air quality inside the homes. The suit requests compensatory damages of more than $25,000, treble damages, punitive damages, attorney fees, litigation expenses, court costs, interest before and after judgement, and all other available relief. The Company intends to vigorously contest this suit.

ITEM 2.    CHANGES IN SECURITIES: NONE
           ---------------------------
ITEM 3.    DEFAULT UPON SENIOR SECURITIES: NONE
           ------------------------------------
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: NONE
           ---------------------------------------------------------
ITEM 5. OTHER INFORMATION. The Company was notified April 28, 2000 that is has failed to maintain the minimum market value of public float for continued listing on the Nasdaq National Market and that it has until July 27, 2000 to regain compliance. In the event, the Company is unable to comply with the minimum market value of public float it has the option of submitting an appli-cation to transfer to the Nasdaq Small Cap Market, or its common stock will be delisted at the opening of business on July 31, 2000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
       (a)    Exhibits
              Exhibit 27, Financial Data Schedule

              Exhibit 10.27 Third Amended and Restated Credit Agreement by and among Zaring Homes, Inc. and Zaring Holdings, Inc. and Hearthside Homes, LLC and Zaring National Land Holding Corporation and Zaring National Homes Holding Corporation and Zaring Leasing, LLC as Borrowers and Guarantors and Zaring National Corporation and Zaring Homes of Indiana, L.L.C. and Zaring Homes Kentucky, LLC, as Guarantor and the banks party hereto and PNC Bank, National Association, as Agent and Bank of America, N.A. and Bank One, NA, as co-agents, dated as of April 13, 2000)

       (b) During the first quarter ended March 31, 2000, the Company filed a Form 8-K reporting information under Item 5 regarding the class action suit filed on March 14, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         ZARING NATIONAL CORPORATION
         (Registrant)



Date:  May 15, 2000                 By:  /s/Allen G. Zaring III
                                    --------------------------------------------
                                    Allen G. Zaring III
                                    Chairman of the Board, President and
                                    Chief Executive Officer


Date:  May 15, 2000                 By:  /s/Ronald G. Gratz
                                    --------------------------------------------
                                    Ronald G. Gratz
                                    Chief Financial Officer
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)