Form 10-Q
period 2000-06-30
ZARING NATIONAL CORP
filed 2000-08-21
CIK 1034898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                     YES      X                      NO
                         -----------                      ----------

Number of common shares outstanding as of June 30, 2000: 4,591,389

                                                                 Total Pages: 25

                           ZARING NATIONAL CORPORATION

                                      INDEX

                                                                                                             Page
                                                                                                          ---------

PART I   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets,
         June 30, 2000, June 30, 1999  (unaudited), and
         December 31, 1999                                                                                    3

         Consolidated Statements of Operations (unaudited),
         Three Months Ended June 30, 2000 and 1999 and Six Months
         Ended June 30, 2000 and 1999                                                                         5

         Consolidated Statement of Shareholders' Equity,
         Six Months Ended June 30, 2000 (unaudited)                                                           6

         Consolidated Statements of Cash Flows,
         Six Months Ended June 30, 2000 and 1999 (unaudited)                                                  7

         Notes to Consolidated Financial Statements (unaudited)                                               8


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations           17

     Item 3. Qualitative and Quantitative Disclosures about Market Risk                                      23

PART II  OTHER INFORMATION                                                                                   24

SIGNATURES                                                                                                   25

\

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                           ZARING NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (DOLLARS IN THOUSANDS)



                                                                (UNAUDITED)
                                                                   JUNE 30,
                                                           ---------------------  DECEMBER 31,
                                                             2000         1999        1999
                                                           ---------    ---------   ---------

 Cash and cash equivalents                                 $   6,328    $  14,362   $   7,955
 Receivables:
    Related parties                                              261           65         779
    Note from American Homestar Corporation                    2,941        4,400       4,400
    Manufactured housing rebates                                 424          387         217
    Mortgage, insurance and other                              6,230        1,574       7,030
 Inventories:
    Luxury site-built homes                                   57,429       52,759      66,300
    Retail distribution  manufactured homes                    7,655        3,427       6,147
    Model homes                                               19,988       21,088      22,722
    Land, development costs and finished lots                 51,603       61,053      56,943
 Property and equipment, net                                   6,795        7,669       7,265
 HomeMax Sales Villages, net                                   9,062       11,747       9,352
 Investments in and advances to unconsolidated
    joint ventures                                              --            201        --
 Future tax benefit and estimated refunds                     11,829        7,454      10,856
 Cash surrender value of life insurance and other assets       4,380        5,211       4,525
 Net assets of discontinued operations                          (547)      11,053       5,739
                                                           ---------    ---------   ---------
                                                           $ 184,378    $ 202,450   $ 210,230
                                                           =========    =========   =========


                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                           ZARING NATIONAL CORPORATION

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                  (UNAUDITED)
                                                                     JUNE 30,
                                                              ----------------------  DECEMBER 31,
                                                                2000         1999        1999
                                                              ---------    ---------   ---------
Liabilities:
   Revolving credit facility                                  $  54,000    $  60,750   $  61,250
   Manufactured housing floor plan facility                      10,513        8,035       9,855
   Revolving credit note                                          3,594         --         3,181
   Term notes payable                                            35,422       45,238      42,782
   Accounts payable                                              20,406       22,623      29,076
   Accrued liabilities                                           11,278        7,758      16,318
   Customer deposits                                              8,608        7,842       8,024
   Deferred gains                                                 1,885        2,476       1,860
                                                              ---------    ---------   ---------
                Total liabilities before
                   minority interest
                   and subordinated debt                        145,706      154,722     172,346
                                                              ---------    ---------   ---------

Minority interest in consolidated entities                        7,644        3,375       1,841
                                                              ---------    ---------   ---------
Subordinated debt                                                 9,000        4,000       9,000
                                                              ---------    ---------   ---------
Commitments and contingencies

Shareholders' equity:
    Preferred shares, no par value, 2,000,000 shares
       authorized, none issued or outstanding                      --           --          --
    Common shares, no par value, 18,000,000 shares
       authorized, 4,591,389 issued and outstanding at June
       30, 2000, 4,591,488 issued and outstanding at June
       30,  1999 and December 31, 1999                           24,957       24,957      24,957
    Additional paid-in capital                                    4,286        4,286       4,286
    Retained earnings (deficit)                                  (7,215)      11,110      (2,200)
                                                              ---------    ---------   ---------
                 Total shareholders' equity                      22,028       40,353      27,043
                                                              ---------    ---------   ---------
                                                              $ 184,378    $ 202,450   $ 210,230
                                                              =========    =========   =========



                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                           ZARING NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                            --------------------------    --------------------------
                                                                2000           1999           2000           1999
                                                            -----------    -----------    -----------    -----------

Net revenues:
     Luxury site-built homes                                $    88,769    $    67,359    $   162,514    $   106,667
     Retail distribution manufactured homes                       9,888          5,641         20,221         10,214
     Financial services                                             446            353            820            668
                                                            -----------    -----------    -----------    -----------
           Total net revenues                                    99,103         73,353        183,555        117,549
                                                            -----------    -----------    -----------    -----------

Expenses:
     Cost of sales luxury site-built homes                       74,170         53,517        139,086         85,538
     Cost of sales retail distribution
         manufactured homes                                       8,444          5,035         17,213          8,929
     Financial services                                             428            382            919            682
     Interest                                                     3,042          1,521          5,401          2,944
     Selling                                                      6,996          5,683         13,648          9,667
     General  and administrative                                  7,317          6,579         15,102         12,797
                                                            -----------    -----------    -----------    -----------
           Total expenses                                       100,397         72,717        191,369        120,557
                                                            -----------    -----------    -----------    -----------
                  Operating income (loss)                        (1,294)           636         (7,814)        (3,008)

Other income (expense), net                                         594            (32)           656             19
                                                            -----------    -----------    -----------    -----------
     Income (loss) from continuing operations before
       minority interest and benefit for income taxes              (700)           604         (7,158)        (2,989)
Minority interest in consolidated entities                         (236)           609             52            769
                                                            -----------    -----------    -----------    -----------
     Income (loss) from continuing operations before
       benefit for income taxes                                    (936)         1,213         (7,106)        (2,220)
Provision (benefit) for income taxes                               (150)           884         (2,091)          (479)
                                                            -----------    -----------    -----------    -----------
     Net income (loss) from continuing operations                  (786)           329         (5,015)        (1,741)
Discontinued operations:
     Loss of entry level home segment, net of tax                  --             (428)          --             (689)
                                                            -----------    -----------    -----------    -----------
           Net loss                                         $      (786)   $       (99)   $    (5,015)   $    (2,430)
                                                            ===========    ===========    ===========    ===========
Basic and diluted income (loss) per common share from
   continuing operations                                    $     (0.17)   $      0.07    $     (1.09)   $     (0.38)
                                                            ===========    ===========    ===========    ===========
Basic and diluted loss per common share from discontinued
   operations                                               $      --      $     (0.09)   $      --      $     (0.15)
                                                            ===========    ===========    ===========    ===========
Basic and diluted loss per common share                     $     (0.17)   $     (0.02)   $     (1.09)   $     (0.53)
                                                            ===========    ===========    ===========    ===========
Weighted average shares outstanding                           4,591,446      4,591,488      4,591,446      4,591,488
                                                            ===========    ===========    ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)




                                                                     ADDITIONAL
                                             SHARES        COMMON      PAID-IN       RETAINED
                                             ISSUED        SHARES      CAPITAL      (DEFICIT)     TOTAL
                                           ----------    ----------   ----------   ----------    ----------
BALANCE, December 31, 1999                  4,591,488    $   24,957   $    4,286   $   (2,200)   $   27,043
Purchase and retirement of common shares          (99)         --           --           --            --
Net loss                                         --            --           --         (5,015)       (5,015)
                                           ----------    ----------   ----------   ----------    ----------

BALANCE, June 30, 2000                      4,591,389    $   24,957   $    4,286   $   (7,215)   $   22,028
                                           ==========    ==========   ==========   ==========    ==========



                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                           ZARING NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                    --------------------
                                                                                      2000        1999
                                                                                    --------    --------
Cash Flows from Operating Activities:
     Net loss                                                                       $ (5,015)   $ (2,430)
         Adjustments to reconcile net loss to cash used in continuing operations--
             Loss from discontinued operations                                          --           689
             Gain on sale of sales villages                                             (529)       --
             Depreciation and amortization                                             2,482       2,011
             Minority interest in consolidated entities                                  (52)       (769)
         Change in assets and liabilities--
             Future tax benefit and estimated tax refunds                               (973)     (1,510)
             Receivables                                                               1,111         110
             Inventories                                                              15,437     (35,301)
             Cash surrender value of life insurance and other assets                    (537)         53
             Accounts payable, accrued liabilities and deferred gains                (13,685)     10,442
             Customer deposits                                                           584       4,572
                                                                                    --------    --------
                  Net cash used in operating activities                               (1,177)    (22,133)
                                                                                    --------    --------
Cash Flows from Investing Activities:
     Additions to property and equipment and sales villages, net                      (1,448)       (906)
     Proceeds from sale of property and equipment and sales villages                     937          41
     Payments on note receivable                                                       1,459        --
                                                                                    --------    --------
                  Net cash provided by (used in) investing activities of
                    continuing operations                                                948        (865)
                                                                                    --------    --------
Cash Flows from Financing Activities:
     Borrowings on notes payable                                                      21,110      54,430
     Repayments on notes payable                                                     (34,649)    (28,057)
     Capital  contributions from (distributions paid to) majority  shareholder of
       affiliate, net                                                                  5,855         (31)
                                                                                    --------    --------
                  Net cash provided by (used in) financing activities of
                    continuing operations                                             (7,684)     26,342
                                                                                    --------    --------
 Increase (decrease) in cash and cash equivalents                                     (7,913)      3,344
 Net cash provided by (used in) discontinued operations                                6,286      (3,787)
 Cash and cash equivalents, beginning of period                                        7,955      14,805
                                                                                    --------    --------
 Cash and cash equivalents, end of period                                           $  6,328    $ 14,362
                                                                                    ========    ========
 Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for-
         Interest, net of amounts capitalized                                       $  2,675    $  3,473
                                                                                    ========    ========
         Income taxes, net of refunds                                               $ (1,183)   $    521
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

                          ZARING NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)


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

       (b) Operating Initiatives--In 1999, the Company experienced losses in each of its operating segments and was unable to comply with certain terms and conditions of its loan covenants despite revenue growth. Management's plans to improve operating results and cashflow available to fund ongoing operations include initiatives to reduce certain assets, including the discontinuance of the operations of Hearthside (Note 9), reduce certain costs in each of its segments and modify the terms and conditions of its existing credit facilities (Note 4). In conjunction with the Company's asset reduction plans, during the first quarter of 2000, the Company announced that it had hired an investment banker to review various strategic alternatives including the sale of certain or all of its operations. In the event certain of the Company's operations are sold, net proceeds will be utilized to reduce outstanding debt and fund continuing operations. (See also Note (13))

       (c) Interim Reporting--The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Since such financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the consolidated financial statements and related footnotes included in the Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's unaudited consolidated financial statements as of June 30, 2000 have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results for the entire year.

(2)    Capitalized Interest-
       --------------------
       Interest is capitalized on land in the process of development, construction of sales villages and residential housing construction costs during the development and construction period. The following table summarizes the activity with respect to capitalized interest:

                                THREE MONTHS                     SIX MONTHS
                               ENDED JUNE 30,                  ENDED JUNE 30,
                            2000           1999           2000               1999
                        ------------    ------------    ------------    ------------
                          (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
Capitalized interest,
  beginning of period   $      2,309    $      2,116    $      2,433    $      2,139
Interest incurred              2,863           1,927           5,098           3,327
Interest expensed             (3,042)         (1,521)         (5,401)         (2,944)
                        ------------    ------------    ------------    ------------

Capitalized interest,
  end of period         $      2,130    $      2,522    $      2,130    $      2,522
                        ============    ============    ============    ============

(3)    Accrued Liabilities-
       -------------------
       Accrued liabilities consist of the following as of June 30:

                                           2000      1999
                                          -------   -------
Estimate to complete closed homes         $ 2,871   $ 1,825
Incremental warranty provision (Note 8)     1,417      --
Other                                       6,990     5,933
                                          -------   -------
                                          $11,278   $ 7,758
                                          =======   =======

(4)    Notes Payable-
       -------------

       The Company has a syndicated credit facility with PNC Bank acting as agent. This facility consists of a revolving credit facility, including amounts available for letters of credit, as defined in the agreement, and a term loan.

The Company's notes payable consist of the following at June 30, 2000:

Revolving Credit Facility, payable to PNC Bank, as agent, $9.2 million available at June 30, 2000, interest rate options of the greater of the Prime Rate or the
  Federal Funds rate plus 1.0% (borrowings outstanding at June 30, 2000 are at
  10.5%), expiring in March 2001                                                      $54,000
                                                                                      =======

Obligation of HomeMax: Manufactured Housing Floor Plan Facility for inventory and display models, payable to Bombardier Capital, Inc., variable interest rates
  (9.5% at June 30, 2000), subject to repayment upon the earlier of sale or fifteen months from the date of initial borrowing, secured by the inventory, an irrevocable letter of credit from American Homestar and a repurchase agreement
  with American Homestar in the event of default                                      $10,513
                                                                                      =======

Term Loans, payable to PNC Bank, as agent, borrowings at interest rate options of
  (a) the greater of the Prime Rate or the Federal Funds rate plus .50% or the
  (b) Euro-rate plus 1.50% to 2.30%, depending on the Company's leverage ratio
  (borrowings outstanding at June 30, 2000 are at 10.5%), payable in quarterly
  installments of $750 through March 2001                                             $ 3,000

Credit Agreement, payable to the Provident Bank, $15.0 million available for working capital needs of HomeMax and subsidiaries, interest at the Prime Rate plus 1.0%, (10.5% at June 30, 2000), payable in three annual installments of
  $1.47 million commencing March 15, 2000, entire balance payable at the earlier of
  September 15, 2002 or 90 days following the sale of the remaining 50% of HomeMax, secured by $8.4 million of  promissory notes, prepayment penalty equal to a percentage of the gain, if any, upon the sale of additional interest in HomeMax, as defined per  the Credit Agreement, $10.0 million guaranteed  by Zaring Homes,
  Inc                                                                                  13,530

Other Term Notes, payable to banks, interest at 7.95%, payable in quarterly
  installments of $437 through  March 2001                                              1,748

Other Term Notes, interest at 7.0% to 12.0%, principal installments of $72 due
  January 2002, $2,425 due April 2003 and $692 due April 2005, secured by certain
  land                                                                                  3,069

Obligations of Leasing LLC, Land LLC and Leasing 99 LLC:
  Notes payable by Leasing LLC to The Huntington National Bank, permitted borrowings of up to $10.0 million, interest at LIBOR plus 1.75% (8.39% at June
  30, 2000) payable monthly, secured by model homes and a personal guarantee,
  payable upon sale of the models or in annual installments through June 2001           4,084

  Notes payable by Leasing  99 LLC to The  Huntington National Bank, permitted borrowings of up to $3.0  million,  interest at LIBOR plus 1.75% (8.39% at June
  30, 2000), payable  monthly, secured by model homes, a personal guarantee and a guarantee by Leasing  LLC, payable upon sale of the models or in annual
  installments through March 2002                                                       2,435

  Notes payable by Land LLC to the Provident Bank, permitted  borrowings of up to
  $10.0 million, interest at LIBOR plus 2.25% (8.89% at June 30, 2000)  payable
  monthly, secured by land and a personal guarantee, payable in July 2001               7,556
                                                                                      -------
                                                                                      $35,422
                                                                                      =======

Obligation of Zaring Financial Services: Revolving line of credit payable to the
  Provident Bank, permitted borrowings of up to $5.0  million, $1.4 million available at June 30, 2000, interest at the Prime Rate minus 0.25% (9.25% at June
  30, 2000), expiring May 2002                                                        $3,594
                                                                                      ======

Subordinated Debt:
  Subordinated notes payable to Principal Shareholder, interest at the greater of
  9 7/8% or the Prime Rate plus 1 5/8% (11 1/8% at June 30, 2000) payable  monthly,
  principal due September, 2002                                                       $5,000

  Subordinated note payable to American Homestar Corporation, interest at 6.00%
  payable quarterly, payable June 15, 2002 unless accelerated as a result of available cash flow of HomeMax, as defined, convertible into an additional 25%
  equity interest in HomeMax at the discretion of American Homestar                    4,000
                                                                                      ------
                                                                                      $9,000
                                                                                      ======

       During 1999 and the first quarter of 2000, the Company was unable to comply with certain covenants included in its credit agreements. The banks initially provided a forbearance agreement which extended to April 14, 2000. Concurrent with the expiration of the forbearance agreement, the Company entered into a third amendment to the loan agreements with its banks. The amendment to the syndicated credit facility includes the following modifications:

       -      The maturity date of the facilities was revised to March 31, 2001
       - Maximum available borrowings under the revolving credit facility of $72.5 million as of March 31, 2000 were reduced by $5.0 million on July 1, 2000 and will be reduced by an additional $5.0 million on October 1, 2000
       - Interest rates were adjusted to prime plus 1% through August 31, 2000, with an increase to prime plus 2% if borrowings under the revolving credit facility exceed $40.0 million on September 1, 2000, an increase to prime plus 3% if revolver borrowings exceed $25.0 million on November 1, 2000 and prime plus 4% if revolver borrowings exceed $5.0 million on January 1, 2000. Default rates, if applicable, will be 3% above the interest rate in effect.
       - The third amendment revised preexisting provisions which required, among others, that the Company maintain certain minimum levels of tangible net worth and cash flows from operations to certain fixed charges as well as limiting the Company's ratio of debt to equity, all as defined per the terms of the agreement. The amendment also established limitations on the number of market and model homes maintained in inventory, land acquisition and deviations from expected cash flows (as defined).
       -      Waivers for loan violations occurring prior to April 14, 2000.

       Management is of the opinion that it is probable the Company will not be in compliance with certain of the terms and conditions of certain of its credit agreements at September 30, 2000. Management intends to discuss the potential covenant violations with its lenders and secure waivers or otherwise amend the agreements to enable prospective compliance. In addition, management is of the opinion that its present cash balances, amounts available from its credit agreements, amounts generated from its asset reduction plans and amounts generated from future operations will provide adequate funds for its future operations. As of June 30, 2000, management is uncertain as to whether borrowings under the revolving credit facility will exceed $40.0 million on September 1, 2000. As further discussed in Notes (1) and (13), management has in place certain operating initiatives, including among others, the sale of certain or all of its operations. The reduction of the borrowings outstanding on the revolving credit facility depend on the outcome of the various initiatives.

       The Company is contingently liable under letters of credit of approximately $6.2 million issued as a result of lot and land acquisition and development activities through June 30, 2000.

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

       Options to purchase 538,806 and 477,482 shares of common stock at an average exercise price of $7.39 and $9.32 per share were outstanding as of June 30, 2000 and 1999, respectively, but were not included in the computation of earnings per share since the options' exercise prices were greater than the average market price of the common shares at June 30, 1999. In addition, inclusion of any options in the computation of diluted earnings per share would be anti-dilutive in the event of a net loss from continuing operations.

       Since there are no dilutive securities, basic and diluted earnings (loss) per share are identical; thus a reconciliation of the numerator and denominator is not necessary.

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

       - The Company agreed to pay up to $3.0 million in connection with certain annual lease obligations. During the six months ended June 30, 2000, $801 was expensed under this commitment.

       - Subsequent to the sale, model home inventory was replaced with the inventory of American Homestar. Costs of replacement was provided by the Company and American Homestar.

       - Subsequent to the sale, the Company and American Homestar each agreed to provide up to $50 per quarter for the four quarters subsequent to March 15, 1999 to support advertising and promotional initiatives.

       - American Homestar agreed to provide certain management and consulting services for up to three years for compensation of at least $0.5 million plus an additional fee of up to $0.75 million based upon quarterly losses during the first four quarters following closing. During the six months ended June 30, 2000, $285 was expensed under this agreement. Beginning April 1, 2000, the Company is committed to pay $1,000 per month to American Homestar for such services through March 15, 2002.

       - American Homestar and the Company each agreed to provide working capital loans of up to $0.5 million to HomeMax which will accrue interest at prime. During the six months ended June 30, 2000, the Company and American Homestar each provided additional financing of $250.

       - The Company has the option to sell and American Homestar has the option to buy 50% of HomeMax within three years at a defined price.


       - The Company received an option, which expires on March 15, 2004, to purchase up to 150,000 shares of common stock of American Homestar with an exercise price of $18.00 per share.

       The accompanying financial statements include the results of HomeMax for all applicable periods. Losses for the period subsequent to the transaction allocable to American Homestar are included as a component of minority interest in loss of consolidated entities in the consolidated statements of operations. Similarly, American Homestar's investment net of allocable losses is included as a component of minority interest (approximately $322 as of June 30, 2000) in the accompanying balance sheets. The gain resulting from the Company's sale of a 25% interest in HomeMax to American Homestar ($1,775) has been deferred until, among other factors, American Homestar converts its subordinated note into an additional 25% equity interest in HomeMax.

(8)    Litigation-
       ----------

       During 1999, the Company became aware of certain moisture and mold related issues in certain of its luxury site-built home communities in Mason, Ohio. The Company has vigorously pursued various remediation initiatives in an effort to address the various homeowner concerns. As of December 31, 1999 and through June 30, 2000, the Company estimated the cost of remediation could approximate $3.8 million. Certain of the costs associated with the remediation efforts are subject to recovery through the Company's insurance. To date, the Company's primary carrier has accepted certain coverage, however, the excess insurance carrier has to date denied coverage. The Company continues to vigorously pursue its rights under its insurance policies. In the opinion of management and legal counsel it is remote that insurance recoveries will be less than $1.0 million. Adjustments to the estimated costs of remediation as well as the related minimum insurance recoveries will be recorded in the periods in which the facts and circumstances which warrant such adjustments become known. Through June 30, 2000, the Company incurred approximately $2.4 million related to the remediation efforts.

       As of June 30, 2000, the Company had contractual remediation costs of approximately $3.0 million with certain homeowners in the communities. In March 2000, a purported class action suit was filed by a homeowner which claimed compensatory damages of more than $25,000, treble and punitive damages and other costs. The Company intends to vigorously defend this matter. However, given the preliminary nature of the case, the uncertainty relative to the potential costs of remediation and the uncertainties relative to the scope of insurance coverage available, the Company is currently uncertain as to the magnitude of the potential uninsured liability associated with the case. Accordingly, adjustments to the estimated costs of remediation as well as the related minimum insurance recoveries will be recorded in the periods in which the facts and circumstances which warrant such adjustments become known.

(9)    Discontinued Operations-
       -----------------------

       On December 13, 1999, the Board of Directors approved plans to discontinue the affairs of Hearthside. Accordingly, in 1999 the Company recorded a provision of $1.75 million as the estimate of the cost of discontinuing the Hearthside operations. As of June 30, 2000, $467,000 of this amount is unused. The net losses associated with the operations of Hearthside for the three months and six months ended June 30, 1999 are included in the accompanying consolidated statements of operations as discontinued operations. In addition, net assets of Hearthside are separately stated in the accompanying balance sheets. The results of the discontinued Hearthside segment reflect an allocation of interest expense based on assets deployed. Summary financial information of Hearthside is as follows:

                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                            ---------------------------   -------------------------
                                  2000          1999           2000          1999
                              --------      --------       --------      --------
Net revenues                  $  2,562      $  6,210       $ 11,601      $ 11,125
Interest allocation           $     10      $    240       $    179      $    459
Pretax operating loss         $   --        $   (677)      $   --        $ (1,090)
Benefit for income taxes          --             249           --             401
                              --------      --------       --------      --------
Net loss                      $   --        $   (428)      $   --        $   (689)
                              ========      ========       ========      ========

                                                        AS OF JUNE 30,
                                                    -----------------------
                                                      2000           1999
                                                    --------       --------
Land and home inventories                           $    292       $ 13,152
Other assets                                           1,002            514
Liabilities                                           (1,841)        (2,613)
                                                    --------       --------

         Net assets of discontinued operations      $   (547)      $ 11,053
                                                    ========       ========

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

(12)   Segment Information-
       ---------------------

       The following tables set forth, for the periods indicated, certain segment information regarding the Company's operations.


                                                         THREE MONTHS ENDED               SIX MONTHS ENDED,
                                                             JUNE 30,                        JUNE 30,
                                                     --------------------------  -----------------------------
                                                       2000             1999           2000            1999
                                                     ---------       ---------       ---------       ---------
                                                       (dollars in thousands)           (dollars in thousands)
Zaring Homes, Inc.
     Luxury Site-Built Homes
         Revenues                                    $  86,305       $  66,240       $ 159,213       $ 105,252
         Cost of sales                                  72,194          52,506         136,396          84,259
         Interest                                        2,901           1,885           5,344           3,946
         Selling, general and administrative            10,726           8,650          21,035          15,430
                                                     ---------       ---------       ---------       ---------
         Operating income (loss)                           484           3,199          (3,562)          1,617
         Other income (expense)                             81             (74)            195             (83)
                                                     ---------       ---------       ---------       ---------
         Pretax Luxury Site-Built Income (Loss)            565           3,125          (3,367)          1,534

Financial Services
         Revenues                                          446             353             820             668
         Expenses                                          428             382             919             682
         Interest                                           75            --               123            --
         Other income (expense)                            (12)              4             (12)             45
                                                     ---------       ---------       ---------       ---------


                                                         THREE MONTHS ENDED               SIX MONTHS ENDED,
                                                             JUNE 30,                        JUNE 30,
                                                     --------------------------  -----------------------------
                                                       2000             1999           2000            1999
                                                     ---------       ---------       ---------       ---------
                                                       (dollars in thousands)           (dollars in thousands)

         Pretax Financial Services Income (Loss)          (69)           (25)          (234)            31

HomeMax, Inc.
     Retail Distribution Manufactured Homes
         Revenues                                       9,888          5,641         20,221         10,214
         Cost of sales                                  8,444          5,035         17,213          8,929
         Interest                                         424            368            819            913
         Selling, general and administrative            2,697          2,458          5,680          4,858
                                                     --------       --------       --------       --------
         Operating loss                                (1,677)        (2,220)        (3,491)        (4,486)
         Other income                                     523             26            472             44
         Minority interest                                185            542            493            599
                                                     --------       --------       --------       --------
         Pretax Retail Distribution Loss                 (969)        (1,652)        (2,526)        (3,843)

Majority Shareholder LLCs
         Revenues                                       2,464          1,119          3,301          1,415
         Cost of sales                                  1,976          1,012          2,690          1,279
         Interest                                         329            272            664            537
         Selling, general and administrative               19             71             49             95
                                                     --------       --------       --------       --------
         Operating income (loss)                          140           (236)          (102)          (496)
         Other income                                     281            169            543            326
         Minority interest                               (421)            67           (441)           170
                                                     --------       --------       --------       --------

Corporate                                                --             --             --             --
         Interest income from subsidiaries, net           687          1,004          1,549          2,452
         General and administrative                    (1,150)        (1,239)        (2,528)        (2,394)
                                                     --------       --------       --------       --------
         Income (loss) before taxes and
           discontinued operations                       (936)         1,213         (7,106)        (2,220)
         Provision (credit) for income taxes             (150)           884         (2,091)          (479)
                                                     --------       --------       --------       --------
         Net income (loss) before discontinued
           operations                                    (786)           329         (5,015)        (1,741)
         Loss from discontinued operations,
           net of tax                                    --             (428)          --             (689)
                                                     --------       --------       --------       --------
         Net loss                                    $   (786)      $    (99)      $ (5,015)      $ (2,430)
                                                     ========       ========       ========       ========

Other pertinent information regarding the Company's segment operations are as follows:

                                  ZARING                           HOMEMAX, INC.
                                HOMES, INC.                           RETAIL
                                  LUXURY                           DISTRIBUTION       MAJORITY
                                SITE-BUILT        FINANCIAL        MANUFACTURED      SHAREHOLDER
                                   HOMES           SERVICES           HOMES             LLCS           CORPORATE          TOTAL
                                -----------      -----------      -------------    --------------    ------------     ------------
Segment assets:
   As of June 30, 2000           $113,400          $4,537            $25,673          $20,912            $85,132         $249,654

RECONCILIATION OF SEGMENT
   ASSETS TO TOTAL ASSETS
   AS OF JUNE 30, 2000:

Total segment assets             $249,654
Elimination of inter-entity
   investments                    (71,057)
Net assets of discontinued
   operations                        (547)
Cash and cash equivalents*          6,328
                                 --------
                                 $184,378
                                 ========

* Management excludes cash and cash equivalents from assessing a segment's operating performance.

(13)   Subsequent Event-
       ----------------

       On August 17, 2000 the Company announced it will negotiate exclusively with The Drees Company (Drees) through September 30, 2000 and its intention to merge with Drees. Per the terms of the proposed transaction Drees will acquire the Raleigh operations from Zaring for approximately $12.0 million on or before September 30, 2000 and, thereafter Drees will acquire the Company in a merger transaction in which the Company's public shareholders will receive cash in an amount approximating 1.2 x the September 30, 2000 adjusted book value of the Company, as defined. Certain of the Company's shareholders will become shareholders of the combined enterprise upon consummation of the merger transaction.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

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

The Company reported consolidated net revenues from continuing operations of $99.1 million for the quarter ended June 30, 2000, compared to $73.4 million for the same quarter in 1999, an increase of 35.1%. The net loss from continuing operations for the quarter was $(786,000) or $(0.17) per share, compared to net income of $329,000 or $0.07 per share for the same quarter of 1999.

For the six months ended June 30, 2000, consolidated revenues from continuing operations were $183.6 million, compared to $117.6 million for the same period in 1999, an increase of 56.2%. The net loss from continuing operations for the six months ended June 30, 2000 was $(5.0) million or $(1.09) per share, compared to a net loss of $(1.7 million) or $(0.38) per share for the six months ended June 30, 1999.

The following tables set forth, for the periods indicated, certain segment information regarding the Company's operations.

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                          -------------------------       -------------------------
                                                             2000           1999            2000            1999
                                                          ---------       ---------       ---------       ---------
                                                            (dollars in thousands)         (dollars in thousands)
Zaring Homes, Inc.
     Luxury Site-Built Homes
         Revenues (1)                                     $  86,305       $  66,240       $ 159,213       $ 105,252
         Cost of sales                                       72,194          52,506         136,396          84,259
         Interest                                             2,901           1,885           5,344           3,946
         Selling, general and administrative                 10,726           8,650          21,035          15,430
                                                          ---------       ---------       ---------       ---------
         Operating income (loss)                                484           3,199          (3,562)          1,617
         Other income (expense)                                  81             (74)            195             (83)
                                                          ---------       ---------       ---------       ---------
         Pretax Luxury Site-Built Income (Loss)                 565           3,125          (3,367)          1,534

Financial Services
         Revenues                                               446             353             820             668
         Expenses                                               428             382             919             682
         Interest                                                75            --               123            --
         Other income (expense)                                 (12)              4             (12)             45
                                                          ---------       ---------       ---------       ---------
         Pretax Financial Services Income (Loss)                (69)            (25)           (234)             31

HomeMax, Inc.
     Retail Distribution Manufactured Homes
         Revenues (1)                                         9,888           5,641          20,221          10,214
         Cost of sales                                        8,444           5,035          17,213           8,929
         Interest                                               424             368             819             913
         Selling, general and administrative                  2,697           2,458           5,680           4,858
                                                          ---------       ---------       ---------       ---------
         Operating loss                                      (1,677)         (2,220)         (3,491)         (4,486)
         Other income                                           523              26             472              44
         Minority interest                                      185             542             493             599
                                                          ---------       ---------       ---------       ---------
         Pretax Retail Distribution Loss                       (969)         (1,652)         (2,526)         (3,843)

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                          -------------------------       -------------------------
                                                             2000           1999            2000            1999
                                                          ---------       ---------       ---------       ---------
                                                            (dollars in thousands)         (dollars in thousands)

Majority Shareholder LLCs
         Revenues (1)                                     $   2,464       $   1,119       $   3,301       $   1,415
         Cost of sales                                        1,976           1,012           2,690           1,279
         Interest                                               329             272             664             537
         Selling, general and administrative                     19              71              49              95
                                                          ---------       ---------       ---------       ---------
         Operating income (loss)                                140            (236)           (102)           (496)
         Other                                                  281             169             543             326
         Minority interest                                     (421)             67            (441)            170
                                                          ---------       ---------       ---------       ---------
                                                               --              --              --              --
Corporate
         Interest income from subsidiaries, net                 687           1,004           1,549           2,452
         General and administrative                          (1,150)         (1,239)         (2,528)         (2,394)
                                                          ---------       ---------       ---------       ---------

         Income (loss) before taxes and discontinued
           operations                                          (936)          1,213          (7,106)         (2,220)
         Provision (credit) for income taxes                   (150)            884          (2,091)           (479)
                                                          ---------       ---------       ---------       ---------
         Net income (loss) before discontinued
           operations                                          (786)            329          (5,015)         (1,741)
         Loss from discontinued operations, net of
           tax                                                 --              (428)           --              (689)
                                                          ---------       ---------       ---------       ---------
         Net Loss                                         $    (786)      $     (99)      $  (5,015)      $  (2,430)
                                                          =========       =========       =========       =========

(1) Revenue from sale is recognized upon the closing of the sale.

                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30,                               JUNE 30,
                                                           -------------------------------        -----------------------------
                                                               2000               1999                2000              1999
                                                           -----------        ------------        -----------        -----------
                                                                (dollars in thousands)                 (dollars in thousands)
Luxury Site-Built Homes
Operating data:
     Units
         New Orders (1)                                            229                 351                500                656
         Closings (2)                                              290                 231                534                372
         Backlog (3)                                               399                 540                399                540
Average revenue per closing                                $       297         $       284        $       298        $       278
Average value of new order sales                           $       319         $       277        $       320        $       280
Sales value of backlog                                     $   127,631         $   152,105        $   127,631        $   152,105

Retail Distribution Manufactured Homes
Operating data:
     Units
         New Orders (1)                                            119                  64                309                188
         Closings (2)                                              148                 102                314                179
         Backlog (3)                                               196                 176                196                176
Average revenue per closing                                 $       70         $        53        $        65        $        56
Average value of new order sales                            $       60         $        40        $        63        $        99
Sales value of backlog                                      $   16,060         $    11,931        $    16,060        $    11,931

(1) New orders represent total new home orders received during the period, net of cancellations.
(2)      Revenue from a sale is recognized upon the closing of the sale.
(3)      Backlog includes new orders which have not yet closed.

ZARING HOMES, INC., LUXURY SITE-BUILT HOMES- Net revenues for the three months ended June 30, 2000 were $86.3 million, an increase of 30.3% over the $66.2 million reported in the same period 1999. Zaring Homes delivered 290 homes in the second quarter of 2000, compared to 231 homes in 1999, a 25.5% increase. Net revenues for the six months ended June 30, 2000 were $159.2 million as compared to $105.3 million for the six months ended June 30, 1999, a 51.3% increase. This increase in revenues and homes delivered was primarily due to the continued strength of the luxury housing market in substantially all of the Company's markets. The average selling price of a home was $298,000 and $278,000 for the six months ended June 30, 2000 and 1999 respectively, representing a 7.2% increase from the corresponding period in 1999. The total sales value of backlog was $127.6 million as of June 30, 2000 as compared to $152.1 million as of June 30, 1999, a 16.1% decrease.

Gross profit dollars and percentages were $14.1 million and 16.4% in the second quarter of 2000 as compared to $13.7 million and 20.7% in the second quarter of 1999. Gross profit dollars increased in the second quarter of 2000 as compared to the second quarter of 1999 primarily due to the number of homes delivered. Gross profit percentages, however, decreased primarily due to increased subcontractor and other production related costs. Gross profit dollars and percentages were $22.8 million and 14.3% during the first six months of 2000 as compared to $21.0 million and 19.9% during the first six months of 1999.

Interest expense increased $1.0 million in the second quarter of 2000 as compared to the second quarter of 1999. As a percentage of net revenues, interest expense increased to 3.4% from 2.8%. This increase in interest expense is due to the increase in interest rates related to the third amendment to the syndicated credit facility which became effective April 14, 2000. Interest expense for the six months ended June 30, 2000 increased $1.4 million from $3.9 million in 1999 to $5.3 million in 2000. As a percentage of net revenues interest expense decreased to 3.4% for the six months ended June 30, 2000 from 3.7% for the same period in 1999.

As a percentage of revenues, selling expenses remained flat at 7.4% for the three months ended June 30, 2000 as compared to the same period in 1999. Selling expenses for the quarter ended June 30, 2000 increased $1.5 million as compared to the corresponding period in 1999. This increase is primarily due to increase in the number of homes delivered. Selling expenses for the six months ended June 30, 2000 increased $4.3 million to $12.5 million from $8.2 million. As a percentage of revenues, selling expenses remained at 7.8% for the six months ended June 30, 2000 as compared to the same period of 1999. As a percentage of revenues, general and administrative expenses decreased to 5.0% in the second quarter of 2000 from 5.7% in the second quarter of 1999. General and administrative expenses increased $560,000 or 14.8% in the second quarter of 2000 compared to the second quarter of 1999, due primarily to increases in payroll and office related costs. General and administrative expenses increased $1.2 million or 15.9% in the first six months of 2000 compared to the same period of 1999. As a percentage of revenues, general and administration expenses decreased to 5.3% in the first six months of 2000 compared to 6.9% in 1999. As a percentage of revenues, selling, general and administrative expenses were 12.4% and 13.1% for the three month period ended June 30, 2000 and 1999, respectively, and 13.2% and 14.7% for the six month period ended June 30, 2000 and 1999, respectively. The decrease in this percentage is mainly due to the increase in revenues.

As a result of the foregoing, Zaring Homes reported pretax income of $565,000 or 0.7% of net revenues in the second quarter of 2000, a decrease of $2.6 million from pre-tax income of $3.1 million in the same period in 1999. For the six months ended June 30, 2000, Zaring Homes reported a pre-tax loss of $(3.4) million or (2.1)% of net revenues as compared to pre-tax income of $1.5 million or 1.5% of net revenues in the same period of 1999.

FINANCIAL SERVICES - The financial services segment reported revenues of $446,000 and $820,000 for the three months and six months ended June 30, 2000, respectively. After deducting $428,000 and $919,000 in expenses associated with the mortgage company operations, the financial services segment reported a pretax loss of $(69,000) and $(234,000) for the three months and six months ended June 30, 2000. In the second quarter of 1999, the financial services segment reported pretax loss of $(25,000) on revenues of $353,000. In the six months ended June 30,

1999, the financial services segment reported pretax income of $31,000 on revenues of $668,000.

HOMEMAX, INC., RETAIL DISTRIBUTION MANUFACTURED HOMES- Net revenues for the three months ended June 30, 2000 increased $4.3 million from $5.6 million in the second quarter of 1999 to $9.9 million. HomeMax closed 148 units in the second quarter of 2000, an increase of 45.1% from the 102 units closed in the same period of 1999. Net revenues for the six months ended June 30, 2000 increased $10.0 million or 98.0% from $10.2 million for the first six months of 1999 to $20.2 million for the first six months of 2000. HomeMax closed 314 units during the first six months of 2000, an increase of 75.4% from the 179 units closed in the same period of 1999. The increase is due to the maturity of the sales villages and new management at a majority of the villages.

Gross profit was $1.4 million or 14.6% for the three months ended June 30, 2000 as compared to $606,000 or 10.7% for the same period in 1999. Gross profit dollars and percentages were $3.0 million and 14.9% during the first six months of 2000 as compared to $1.3 million and 12.6% during the first six months of 1999. The increase in gross profit dollars is due mainly to the increase in average net revenues per unit.

Interest expense was $424,000 or 4.3% of revenues in the second quarter of 2000 compared to $368,000 or 6.5% of revenues in the corresponding quarter of 1999. Interest expense was $819,000 for the first six months of 2000 as compared to $913,000 for the first six months of 1999, a decrease of $94,000 or 10.3%. The decrease in interest expense is primarily attributable to the recapitalization of the operations in conjunction with the joint venture agreement with American Homestar, signed March 15, 1999. The recapitalization resulted in a net reduction in the interest bearing debt of HomeMax. The decrease as a percentage of revenues is due primarily to the increase in revenues and decrease in interest expense.

Selling, general and administrative expenses for HomeMax were $2.7 million or 27.3% of revenues for the three months ended June 30, 2000 compared to $2.5 million or 43.6% of revenues for the same period in 1999. Selling expenses were $718,000 or 7.3% of revenues in the second quarter of 2000 compared to $810,000 or 14.4% of revenues in the second quarter of 1999. General and administrative expenses were $2.0 million or 20.0% of revenues in the second quarter of 2000 compared to $1.6 million or 28.4% of revenues in the second quarter of 1999. Selling, general and administrative expenses for the six months ended June 30, 2000 were $5.7 million or 28.1% of revenues as compared to $4.9 million or 47.6% of revenues for the same period of 1999. Selling expenses were $1.4 million or 6.9% of revenues for the six months ended June 30, 2000 versus $1.6 million or 15.7% of revenues for the same period of 1999. General and administrative expenses were $4.3 million or 21.2% of revenues for the six months ended June 30, 2000 as compared to $3.3 million or 32.3% of revenues for the first six months of 1999. The increase in selling expenses is primarily due to the increase in closing revenues in 2000 versus 1999. The increase in general and administrative expenses is due to payroll and related costs. The decrease in selling, general and administrative expenses as a percentage of revenue is due mainly to the increase in net revenues.

Other income for the three months ended June 30, 2000 includes a gain of $529,000 related to the sale of two unopened sales villages.

As a result of the foregoing, HomeMax reported a pretax loss of $(969,000) or (9.8)% of revenues in the second quarter of 2000 compared to a pretax loss of $(1.6) million, (29.3)% of revenues, in the second quarter of 1999. In the six months ended June 30, 2000, HomeMax reported a pretax loss of $(2.5) or (12.5)% of net revenues versus a pretax loss of $(3.8) million or (37.6)% of net revenues for the six months ended June 30, 1999.

MAJORITY SHAREHOLDER LLCS - First Cincinnati Leasing LLC, First Cincinnati Leasing 99 LLC, First Cincinnati Leasing 2000 LLC and First Cincinnati Land LLC are reported as "Majority Shareholder LLCs". Leasing LLC and Leasing 99 LLC closed 8 homes during the three months ended June 30, 2000 for $2.5 million versus four home closings for $1.1 million during the three months ended June 30, 1999. Leasing LLC and Leasing 99 LLC closed 11 homes during the six months ended June 30, 2000 for $3.3 million in revenues as compared to five homes closed for $1.4 million in revenues during the same period of 1999. Interest expense was $329,000 and $664,000 during the three months and six months ended June 30, 2000 as compared to $272,000 and $537,000 during the same periods in 1999. Interest expense represents interest incurred for model home and undeveloped land holdings. Other income, net represents rental income for model homes and land option payments from the Company net of income deferred until land parcels are sold to unrelated third parties. Deferred income of the LLCs approximated $1.6 million at June 30, 2000 as compared to $500,000 at June 30, 1999.

CORPORATE- Interest income from subsidiaries represents the allocation of interest cost to the subsidiaries. Corporate general and administrative expenses were $1.1 million for the three month period ended June 30, 2000, as compared to $1.3 million for the three month period ended June 30, 1999. Corporate, general and administrative expenses were $2.5 million and $2.4 million for the six months ended June 30, 2000 and 1999, respectively. The increase in Corporate general and administrative expenses is attributed mainly to increases in payroll and legal and professional costs.

INCOME TAXES- The income tax benefit associated with losses reported in the first six months of 2000 and 1999 as a percentage of the loss before taxes and discontinued operations (29.4% and 21.5%, respectively) is primarily due to the losses of HomeMax subsequent to March 15, 1999 not being benefited for financial reporting purposes given these losses are no longer included in the consolidated tax return of the Company.

LOSS FROM DISCONTINUED OPERATIONS- On December 13, 1999, the Board of Directors of the Company approved plans to discontinue the affairs of Hearthside. The disposal of Hearthside's assets through an orderly sales process is expected to be completed no later than December 13, 2000. At December 13, 1999 the Company recorded a provision of $1.75 million as the estimate of the cost of discontinuing the Hearthside operations. At June 30, 2000, approximately $467,000 of the estimate remains.

                         CAPITAL RESOURCES AND LIQUIDITY

The Company had cash and equivalents and available borrowings on its revolving credit facility of approximately $6.3 million and $9.2 million, respectively, as of June 30, 2000 as compared to $14.4 million and $7.6 million available as of June 30, 1999. These amounts are available to fund the ongoing operations of the Company.

Net cash used in operations during the six months ended June 30, 2000 approximated $1.2 million as compared to $22.1 million during the six months ended June 30, 1999. Net cash used in the first six months of 2000 is primarily attributable to the net loss ($5.0 million), decreases in trade payables, accruals and deposits ($13.1 million), changes in certain assets ($1.5 million) offset by decreases in inventories and receivables ($16.5 million).

Net cash provided by investing activities was $948,000 in the first six months of 2000 compared to a use of cash of $865,000 in the same period of 1999. This change is primarily attributable to payment received on the note from American Homestar ($1.5 million) and proceeds of $937,000 from the sale of sales villages and property and equipment offset by property and equipment additions of $1.4 million.

Net cash used in financing activities for the six months ended June 30, 2000 was $7.7 million, as compared to net cash provided by financing activities of $26.3 million in the same period in 1999. This use of cash in 2000 was primarily due to net payments on debt of $13.5 million offset by capital contributions of $6.0 million to Leasing 2000 LLC by the Company's Chairman. In the same period in 1999, the Company had net borrowings from debt of $26.4 million.

The Company has embarked on an asset reduction plan to provide internally generated funds to be utilized for 2000 operating initiatives. The plan consists of, among others:

-   Sell the remaining assets of Hearthside and wind up the related operations
-   Sell and leaseback certain model homes to the Company's Chairman
-   Reduce the number of market homes per community
-   Sell certain idle HomeMax sales villages
-   Defer certain land development initiatives
-   Sell certain other homebuilding operations
-   Sell certain or all of its operations

During 1999 and the first quarter of 2000, the Company was unable to comply with certain covenants included in its credit agreements. The banks initially provided a forbearance agreement which extended to April 14, 2000. Concurrent with the expiration of the forbearance agreement, the Company negotiated a third amendment to the loan agreements with its banks. The amendment to the syndicated credit facility includes the following modifications:

-   The maturity date of the facilities was revised to March 31, 2001
- Available borrowings under the revolving credit facility which were $72.5 million as of December 31, 1999 were reduced by $5.0 million on July 1, 2000 and will be reduced by an additional $5.0 million on October 1, 2000
- Interest rates were adjusted to prime plus 1% through August 31, 2000, with an increase to prime plus 2% if borrowings under the revolving credit facility exceed $40.0 million on September 1, 2000, an increase to prime plus 3% if revolver borrowings exceed $25.0 million on November 1, 2000 and prime plus 4% if revolver borrowings exceed $5.0 million on January 1, 2000. Default rates, if applicable, will be 3% above the interest rate in effect.
- The third amendment revised preexisting provisions which required, among others, that the Company maintain certain minimum levels of tangible net worth and cash flows from operations to certain fixed charges as well as limiting the Company's ratio of debt to equity, all as defined per the terms of the agreement. The amendment also established limitations on the number of market and model homes maintained in inventory, land acquisition and deviations from expected cash flows (as defined).
-   Waivers for loan violations occurring prior to April 14, 2000.

Management is of the opinion that it is probable the Company will not be in compliance with certain of the terms and conditions of certain of its credit agreements at September 30, 2000. Management intends to discuss the potential covenant violations with its lenders and secure waivers or otherwise amend the agreements to enable prospective compliance. In addition, management is of the opinion that its present cash balances, amounts available from its credit agreements, amounts generated from its asset reduction plans and amounts generated from future operations will provide adequate funds for its future initiatives. As of June 30, 2000, management is uncertain as to whether borrowings under the revolving credit facility will exceed $40.0 million on September 1, 2000. As further discussed in Notes (1) and (13), management has in place certain operating initiatives, including among others, the sale of certain or all of its operations. The reduction of the borrowings outstanding on the revolving credit facility depend on the outcome of the various initiatives.

On August 17, 2000 the Company announced it will negotiate exclusively with The Drees Company (Drees) through September 30, 2000 and its intention to merge with Drees. Per the terms of the proposed transaction Drees will acquire the Raleigh operations from Zaring for approximately $12.0 million on or before September 30, 2000 and, thereafter Drees will acquire the Company in a merger transaction in which the Company's public shareholders will receive cash in an amount approximating 1.2 x the September 30, 2000 adjusted book value of the Company, as defined. Certain of the Company's shareholders will become shareholders of the combined enterprise upon consummation of the merger transaction.

LOT COMMITMENTS- In the aggregate, as of June 30, 2000, Zaring Homes owned, had the ability to develop or purchase, or had under contract 3,603 lots. At June 30, 2000, Zaring Homes owned approximately 862 lots and undeveloped land, including land owned by Land LLC, which will be developed into approximately 561 lots. Zaring also had under contract, subject to the satisfaction of Zaring's purchase contingencies and exercising of option agreements, 1,433 lots and undeveloped land which, if purchased, would be developed into approximately 347 lots. Of the 1,433 lots under contract, Zaring Homes is committed to 386 lots.

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



       ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the qualitative and quantitative disclosures about market risk as of June 30, 2000 from that presented in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to real estate, environmental zoning, and other matters, which seek remedies or damages. The Company believes that any liability that may finally be determined, without consideration of the litigation discussed below, will not have a material effect on its financial position, cash flows, or results of operations.

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

ITEM 2.    CHANGES IN SECURITIES - NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2000, the Company held the Annual Meeting of Shareholders at which the shareholders voted upon the election of six directors for one year terms expiring 2001. The results on these matters were as follows:

          NOMINEE                             VOTES FOR                   VOTES AGAINST                  WITHHELD
---------------------------             ------------------            ------------------            -----------------
Allen G. Zaring III                           4,507,508                       21,512                             -
John R. Brooks                                4,508,534                       20,486                             -
Murat H. Davidson                             4,508,534                       20,486                             -
Daniel W. Geeding                             4,508,534                       20,486                             -
Robert N. Sibcy                               4,508,634                       20,386                             -
John H. Wyant                                 4,508,531                       20,489                             -

At the meeting, the shareholders confirmed the appointment of Arthur Andersen, LLP as independent auditors of the Company for fiscal 2000. There were 4,527,981 votes cast in favor, 3,144 votes cast in opposition and 2,895 abstentions.

ITEM 5. OTHER INFORMATION - The Company was notified April 28, 2000 that it failed to maintain the minimum market value of public float for continued listing on the Nasdaq National Market and that it had until July 27, 2000 to regain compliance. The Company submitted an application to transfer to the Nasdaq Small Cap Market and effective August 14, 2000 the Company's shares have been transferred to the Nasdaq Small Cap Market.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K - NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         ZARING NATIONAL CORPORATION
         (Registrant)



Date:  August 21, 2000              By:  /s/Allen G. Zaring III
                                    ---------------------------
                                    Allen G. Zaring III
                                    Chairman of the Board, President and
                                    Chief Executive Officer


Date:  August 21, 2000              By:  /s/Ronald G. Gratz
                                    -----------------------
                                    Ronald G. Gratz
                                    Chief Financial Officer
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)