Form 10-Q
period 2000-09-30
ZARING NATIONAL CORP
filed 2000-11-20
CIK 1034898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-22679

                           ZARING NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                       OHIO                                     31-1506058
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                         Identification No.)


11300 Cornell Park Drive, Suite 500, Cincinnati, Ohio             45242-1825
(Address of principal executive offices)                           (Zip Code)


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

                     YES      X                      NO
                         -----------                    -------

Number of common shares outstanding as of September 30, 2000: 4,591,389


                                                                 Total Pages: 28

                           ZARING NATIONAL CORPORATION

                                      INDEX

                                                                                                            Page
                                                                                                            ----
PART I   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets,
         September 30, 2000, September 30, 1999  (unaudited and, with respect to
         1999, as restated) and December 31, 1999 (as restated)                                               3

         Consolidated Statements of Operations (unaudited),
         Three Months Ended September 30, 2000 and 1999 (with respect to 1999, as restated) and Nine Months Ended September 30, 2000 and 1999
         (with respect to 1999, as restated)                                                                  5

         Consolidated Statement of Shareholders' Equity,
         Nine Months Ended September 30, 2000 (unaudited)                                                     6

         Consolidated Statements of Cash Flows,
         Nine Months Ended September 30, 2000 and 1999 (unaudited and, with
         respect to 1999, as restated)                                                                        7

         Notes to Consolidated Financial Statements (unaudited)                                               8


     Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                                   19

     Item 3. Qualitative and Quantitative Disclosures about Market Risk                                      26

PART II  OTHER INFORMATION                                                                                   27

SIGNATURES                                                                                                   28

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                           ZARING NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (DOLLARS IN THOUSANDS)



                                                             (UNAUDITED)
                                                             SEPTEMBER 30,         DECEMBER 31,
                                                        -----------------------
                                                          2000          1999          1999
                                                        -------    -------------  -------------
                                                                   (as restated)  (as restated)
 Cash and cash equivalents                              $11,876       $ 8,428       $ 7,102
 Receivables:
    Related parties                                         237             3           828
    Note from American Homestar Corporation               2,941         4,400         4,400
    Manufactured housing rebates and other                  639         1,411           124
 Inventories:
    Retail distribution  manufactured homes               6,641         4,918         6,147
    Model homes                                           6,501         7,236         6,556
Property and equipment, net                                 625         1,025           954
HomeMax Sales Villages, net                               3,062        11,343         9,352
Future tax benefit and estimated refunds                  1,381         6,280        10,856
Cash surrender value of life insurance and other
 assets                                                   3,824         3,351         3,284
Net assets of discontinued operations                     3,300        34,365        20,598
                                                        -------       -------       -------
                                                        $41,027       $82,760       $70,201
                                                        =======       =======       =======



                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                           ZARING NATIONAL CORPORATION

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                (UNAUDITED)
                                                                SEPTEMBER 30,        DECEMBER 31,
                                                         ------------------------
                                                           2000            1999          1999
                                                         --------     -------------  -------------
 Liabilities:                                                         (as restated)  (as restated)
    Manufactured housing floor plan facility             $ 10,532        $ 8,747       $  9,855
    Term notes payable                                     14,280         15,000         15,000
    Accounts payable                                        1,330          3,064          2,083
    Accrued liabilities                                     3,202          2,274          3,539
    Customer deposits                                         815            878          1,150
    Deferred gains                                          1,765          1,765          1,765
                                                         --------        -------       --------
                 Total liabilities before
                  subordinated debt and                    31,924         31,728         33,392
                  minority interest                      --------        -------       --------

 Subordinated debt                                          9,000          9,000          9,000
                                                         --------        -------       --------

 Minority interest in consolidated entities                (1,494)         1,653            766
                                                         --------        -------       --------

 Commitments and contingencies

 Shareholders' equity:
     Preferred shares, no par value, 2,000,000
      shares authorized, none issued or
      outstanding                                              --             --             --
     Common shares, no par value, 18,000,000
      shares authorized, 4,591,389 issued and
      outstanding at September 30, 2000, 4,591,488
      issued and outstanding at September 30,
      1999 and December 31, 1999                           24,957         24,957         24,957
     Additional paid-in capital                             4,286          4,286          4,286
     Retained earnings (deficit)                          (27,646)        11,136         (2,200)
                                                         --------        -------       --------
                  Total shareholders' equity                1,597         40,379         27,043
                                                         --------        -------       --------
                                                         $ 41,027        $82,760       $ 70,201
                                                         ========        =======       ========


                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                           ZARING NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                   -------------------------------       -------------------------------
                                                      2000                1999               2000              1999
                                                   -----------       -------------       -----------       -------------
                                                                     (as restated)                         (as restated)
Net revenues:
     Retail distribution manufactured homes        $    10,579        $     4,858        $    30,800        $    15,072
                                                   -----------        -----------        -----------        -----------
           Total net revenues                           10,579              4,858             30,800             15,072
                                                   -----------        -----------        -----------        -----------

Expenses:
     Cost of sales retail distribution
         manufactured homes                              9,018              4,495             26,231             13,424
     Asset impairment                                    6,300               --                6,300               --
     Interest                                              938                672              2,774              2,369
     Selling                                               810                800              2,506              2,538
     General  and administrative                         2,694              3,420              9,205              8,945
                                                   -----------        -----------        -----------        -----------
           Total expenses                               19,760              9,387             47,016             27,276
                                                   -----------        -----------        -----------        -----------
                  Operating loss                        (9,181)            (4,529)           (16,216)           (12,204)

Income from unconsolidated joint ventures                 --                   51               --                   51
Other income (expense), net                                (66)               (24)               409                 31
     Loss from continuing operations before        -----------        -----------        -----------        -----------
      minority interest and provision
      (benefit) for income taxes                        (9,247)            (4,502)           (15,807)           (12,122)
Minority interest in consolidated entities               1,817                616              2,310              1,215
                                                   -----------        -----------        -----------        -----------
     Loss from continuing operations
      before provision (benefit) for income
      taxes                                             (7,430)            (3,886)           (13,497)           (10,907)
Provision (benefit) for income taxes                     5,500               (838)             3,789             (3,133)
                                                   -----------        -----------        -----------        -----------
     Net loss from continuing operations               (12,930)            (3,048)           (17,286)            (7,774)
Discontinued operations:
     Loss of entry level home segment, net
      of tax                                              --                 (304)              --                 (993)
     Income (loss) of luxury site built home
      segment, net of tax                               (7,543)             3,348             (8,049)             6,314
     Income (loss) of financial services
      segment, net of tax                                   37                 30               (111)                49
                                                   -----------        -----------        -----------        -----------
           Net income (loss)                       $   (20,436)       $        26        $   (25,446)       $    (2,404)
                                                   ===========        ===========        ===========        ===========
Basic and diluted loss per common share
 from continuing operations                        $     (2.82)       $     (0.66)       $     (3.77)       $     (1.69)
                                                   ===========        ===========        ===========        ===========
Basic and diluted income (loss) per
 common share from discontinued
 operations                                        $     (1.63)       $      0.67        $     (1.77)       $      1.17
                                                   ===========        ===========        ===========        ===========

Basic and diluted income (loss) per
 common share                                      $     (4.45)       $      0.01        $     (5.54)       $     (0.52)
                                                   ===========        ===========        ===========        ===========
Weighted average shares outstanding                  4,591,389          4,591,488          4,591,427          4,591,488
                                                   ===========        ===========        ===========        ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)




                                                               ADDITIONAL
                                    SHARES          COMMON       PAID-IN       RETAINED
                                    ISSUED          SHARES       CAPITAL       (DEFICIT)        TOTAL
                                  ----------        -------    -----------     ----------      --------
BALANCE, December 31, 1999         4,591,488        $24,957       $4,286       $ (2,200)       $ 27,043
Purchase and retirement of
 common shares                           (99)          --           --             --              --
Net loss                                --             --           --          (25,446)        (25,446)
                                  ----------        -------       ------       --------        --------
BALANCE, September 30, 2000        4,591,389        $24,957       $4,286       $(27,646)       $  1,597
                                  ==========        =======       ======       ========        ========


                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                           ZARING NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 ------------------------
                                                                                   2000             1999
                                                                                 --------        --------
Cash Flows from Operating Activities:
     Net loss                                                                    $(25,446)       $ (2,404)
         Adjustments to reconcile net loss to cash used in continuing operations--
             Loss (income) from discontinued operations                             8,160          (5,370)
             Income from unconsolidated joint ventures                               --               (51)
             Gain on sale of sales villages                                          (529)           --
             Depreciation and amortization                                            898             376
             Asset impairment                                                       6,300            --
             Tax valuation allowance                                               10,634            --
             Minority interest in loss of consolidated entities                    (2,310)         (1,215)
         Change in assets and liabilities--
             Future tax benefit and estimated tax refunds                          (1,159)           (227)
             Receivables                                                               76            (805)
             Inventories                                                             (439)         (3,118)
             Cash surrender value of life insurance and other assets                 (914)          1,274
             Accounts payable, accrued liabilities and deferred gains              (1,440)          1,001
             Customer deposits                                                       (335)            286
                                                                                 --------        --------
                  Net cash used in operating activities of continuing
                   operations                                                      (6,504)        (10,253)
                                                                                 --------        --------
Cash Flows from Investing Activities:
     Additions to property and equipment and sales villages, net                     (117)         (1,296)
     Proceeds from sale of property and equipment and sales villages                  791           2,146
     Payments on note receivable                                                    1,459            --
     Distributions received from unconsolidated joint ventures, net                  --               252
                                                                                 --------        --------
                  Net cash provided by  investing activities of continuing
                   operations                                                       2,133           1,102
                                                                                 --------        --------
Cash Flows from Financing Activities:
     Borrowings on notes payable                                                   15,691          19,375
     Repayments on notes payable                                                  (15,734)         (8,710)
     Proceeds from minority interest                                                   50             347
                                                                                 --------        --------
                  Net cash provided by financing activities of continuing
                   operations                                                           7          11,012
                                                                                 --------        --------
 Increase (decrease) in cash and cash equivalents                                  (4,364)          1,861
 Net cash provided by (used in) discontinued operations                             9,138          (7,566)
 Cash and cash equivalents, beginning of period                                     7,102          14,133
                                                                                 --------        --------
 Cash and cash equivalents, end of period                                        $ 11,876        $  8,428
                                                                                 ========        ========
 Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for-
         Interest, net of amounts capitalized                                    $  7,003        $  5,447
                                                                                 ========        ========
         Income taxes, net of refunds                                            $ (1,564)       $    521
                                                                                 ========        ========

   Supplemental Schedule of Non-cash Investing and Financing Activities:
   During the nine months ended September 30, 1999, the Company received a note receivable in exchange for the sale of an investment in the HomeMax, Inc. subsidiary (Note 7):

Note receivable                                                                                  $  4,400
Deferred gain                                                                                      (1,765)
Minority interest                                                                                  (2,521)
Accrued expenses                                                                                     (114)


                   The accompanying notes are an integral part of these consolidated financial statements.

                           ZARING NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)


(1)    Basis of Presentation-

       (a) Organizational Considerations Before Discontinued Operations--Effective in 1997, Zaring National Corporation (an Ohio corporation) implemented the formation of a holding company structure which results in the accompanying consolidated financial statements including the accounts of Zaring National Corporation and subsidiaries (the Company). The subsidiaries of the Company include the following:
       Zaring Homes, Inc. and its subsidiaries, Zaring Homes of Indiana, LLC and Zaring Homes Kentucky, LLC; Zaring Holdings, Inc.; HomeMax Operating Properties, LLC; HomeMax, Inc. and its subsidiaries, HomeMax North Carolina, Inc., HomeMax Tennessee, Inc., HomeMax South Carolina, Inc., HomeMax Ohio, Inc., HM Properties, Inc., HomeMax Indiana, LLC and HomeMax Kentucky, LLC; Hearthside Homes, LLC; and Zaring Financial Services, LLC.

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

       In June 1998, the Company's principal shareholder formed First Cincinnati Leasing LLC (Leasing LLC) and First Cincinnati Land LLC (Land LLC) to purchase and leaseback certain model homes and purchase certain undeveloped land, as applicable. In March, 1999 and February, 2000, the Company's principal shareholder formed First Cincinnati Leasing 99, LLC (Leasing 99 LLC) and First Cincinnati Leasing 2000 LLC (Leasing 2000 LLC) to purchase and leaseback certain additional model homes. As a result of, among others, the principal shareholder's control of Leasing LLC, Leasing 99 LLC, Leasing 2000 LLC and Land LLC, the results of each of these entities have been consolidated with the Company's activities subsequent to their formation (see Note 9).

       In October 1998, the Company increased its ownership of Blue Chip Mortgage Company, LLC (Blue Chip) from 50% to 100%. Accordingly, the financial results of Blue Chip subsequent to September 1998 are consolidated with the Company's activities. Effective April 1, 1999, Blue Chip and Legacy Mortgage Corporation were merged and renamed Zaring Financial Services, LLC (Zaring Financial Services). Zaring Financial Services processes and sells mortgages to third party lenders (see Note
       9).

       All significant intercompany transactions and balances have been eliminated in consolidation.

       (b) Discontinued Operations--The Company has plans to discontinue the operations of Zaring Homes, Hearthside and Zaring Financial Services and will ultimately no longer be required to consolidate the results of the LLCs controlled by its principal shareholder (see Note 9). The net assets and results of operations of these segments are treated as discontinued operations for all periods presented and, accordingly, prior financial information has been restated to conform with the current treatment accorded.

       (c) Operating Initiatives--In 1999 and 2000, the Company experienced losses in each of its operating segments and was unable to comply with certain terms and conditions of its loan covenants despite its revenue growth. Management's plans to improve operating results and cashflow available to fund ongoing operations include initiatives to reduce certain assets, including the discontinuance of the operations of Hearthside, Zaring Homes and Zaring Financial Services (Note 9), reduce certain costs in each of its segments and modify the terms and conditions of its existing credit facilities (Note 4). In conjunction with the Company's asset reduction plans, during the first quarter of 2000, the Company announced that it had hired an investment banker to review various strategic alternatives including the sale of certain or all of its operations. During the third quarter 2000, the Company announced it will negotiate exclusively with The Drees Company (Drees) through November 22, 2000 and its intention to sell certain net assets of the Zaring Homes subsidiary to Drees (Note 13).

       On September 29, 2000, the Company sold certain of the net assets of its Louisville division to Olympia Homes LLC for approximately $6.3 million. On October 13, 2000, the Company sold certain of the net assets of its Raleigh division to Drees for approximately $11.0 million. In addition, on November 13, 2000, the Company sold certain of the net assets of its Charlotte division to St. Lawrence Homes for approximately $3.3 million. As the Company's operations are sold, net proceeds will be utilized to reduce outstanding debt and fund continuing operations (see also Note
       13).

       The Company has been advised by its independent public accountants that due to its significant operating losses, anticipated future losses from continuing operations and other factors, the auditors' report on the Company's December 31, 2000 financial statements will be modified to reflect the uncertainty of the Company's ability to continue as a going concern.

       (d) Asset Impairment--Through the third quarter of 2000, the losses of HomeMax continued to adversely impact the consolidated results of the Company. In response to the actual and anticipated prospective losses and pursuant to Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the Company determined the undiscounted estimated future cash flows of HomeMax were less than the carrying value of the long-lived assets of HomeMax. Accordingly, in the third quarter, the Company adjusted the carrying values of the long-lived assets of HomeMax to their estimated fair market value through the recognition of a provision for asset impairment of approximately $6.3 million. The estimated fair value of the assets was based on reviews of comparable residual asset values.

       (e) Income Taxes--The aggregate provisions for income taxes included in the accompanying consolidated statements of operations include a valuation allowance recorded during the quarter ended September 30, 2000 of $10.6 million. The aggregate valuation allowance has been allocated among continuing and discontinued operations based on the origin of the timing items in amounts approximating $6.2 million and $4.4 million, respectively. The recognition of the valuation allowance is primarily attributable to the fact that the previously recorded deferred tax assets will only be realized through prospective taxable income and there are substantial uncertainties relative to the prospects of realizing such taxable income. The future tax benefit of $1,381 included in the accompanying consolidated balance sheet as of September 30, 2000 represents the estimated tax refunds related to the utilization of certain tax loss carrybacks.

       (f) Interim Reporting--The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Since such financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the consolidated financial statements and related footnotes included in the Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's unaudited consolidated financial statements as of September 30, 2000 have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results for the entire year.

2)     Notes Payable-

       The Company's notes payable from continuing operations consist of the following at September 30, 2000:


       Manufactured Housing Floor Plan Facility for HomeMax inventory and display models, payable to Bombardier Capital, Inc., variable interest rates (10.0% at September 30, 2000), subject to repayment upon the earlier of sale or fifteen months from the date of initial borrowing, secured by the inventory, an irrevocable letter of credit from American
        Homestar and a repurchase agreement with American Homestar in the event
        of default                                                                             $10,532
                                                                                               -------

       Credit Agreement, payable to the Provident Bank, $15.0 million available for working capital needs of HomeMax and subsidiaries, interest at the
        Prime Rate plus 1.0%, (10.5% at September 30, 2000), payable in three annual installments of $1.47 million commencing March 15, 2000, entire balance payable at the earlier of September 15, 2002 or 90 days following the sale of the remaining 50% of HomeMax, secured by $8.4 million of promissory notes, prepayment penalty equal to a percentage of the gain, if any, upon the sale of additional interests in HomeMax, as defined per the Credit Agreement, $10.0 million guaranteed by Zaring
        Homes, Inc.
        $13,530

       Working Capital Term Loan of HomeMax, payable to American Homestar,
        interest at prime (9.5% at September 30, 2000), payable on demand                          750
                                                                                               -------
                                                                                               $14,280
                                                                                               -------

       Subordinated Debt:
        Subordinated notes payable to Principal Shareholder,  interest at the greater of 9 7/8% or the Prime  Rate plus 1 5/8% (11 1/8% at
        September 30, 2000) payable monthly, principal due September,
        2002                                                                                   $ 5,000


        Subordinated note payable to American Homestar Corporation, interest at
        6.00% payable quarterly, payable June 15, 2002 unless accelerated as a result of available cash flow of HomeMax, as defined, convertible into an
        additional 25% equity interest in HomeMax at the discretion of American Homestar         4,000
                                                                                               -------
                                                                                               $ 9,000
                                                                                               -------

       The Company's notes payable from discontinued operations consist of the following at September 30, 2000:

       Revolving Credit Facility, payable to PNC Bank, as agent, $67.5 million available at September 30, 2000, borrowings outstanding at
        September 30, 2000 are at 11.5%, expiring in March 2001                                $51,250


       Term Loans, payable to PNC Bank, as agent, borrowings outstanding at
        September 30, 2000 are at 11.5%, payable in quarterly installments of
        $750 through March 2001                                                                  2,250

       Other Term Notes, payable to banks, interest at 7.95%, payable in
        quarterly installments of $437 through  March 2001                                       1,311

       Other Term Notes, interest at 7.0% to 12.0%, principal installments of
        $72 due January 2002, $2,425 due April 2003 and $692 due April
        2005, secured by certain land                                                            2,754
                                                                                               -------
                                                                                               $57,565
                                                                                               =======

       Obligations of Leasing LLC, Land LLC, Leasing 99 LLC and Leasing 2000
        LLC: Notes payable by Leasing LLC to The Huntington National Bank, permitted borrowings of up to $10.0 million, interest at LIBOR plus
        1.75% (8.367% at September 30, 2000) payable monthly, secured by model homes and a personal guarantee, payable upon sale of the models or in annual installments through June 2001
        $ 3,850

       Notes payable by Leasing 99 LLC to The Huntington National Bank, permitted borrowings of up to $3.0 million, interest at LIBOR plus 1.75%
        (8.375% at September 30, 2000), payable monthly, secured by model homes, a personal guarantee and a guarantee by Leasing LLC, payable upon sale of the models or in annual installments through March 2002
        2,150

       Notes payable by Leasing 2000 LLC to The Huntington National Bank, interest at LIBOR plus 1.75% (8.378% at September 30, 2000) payable monthly, secured by model homes and a personal guarantee, 20% of balance payable annually beginning September 1, 2001 with the balance due August
        31, 2003                                                                                 5,249

       Notes payable by Land LLC to the Provident Bank, permitted borrowings of up to $10.0 million, interest at LIBOR plus 2.25% (8.87% at September
        30, 2000) payable monthly, secured by land and a personal guarantee,
        payable in July 2001                                                                     6,568
                                                                                               -------
                                                                                               $17,817
                                                                                               =======

       Obligation of Zaring Financial Services: Revolving line of credit payable to the Provident Bank, permitted borrowings of up to $5.0 million, $0.9 million available at September 30, 2000, interest at the Prime Rate minus
        0.25% (9.25% at September 30, 2000), expiring May 2002                                 $ 4,061
                                                                                               =======

       The Company's discontinued Zaring Homes segment has a syndicated credit facility with PNC Bank acting as agent. This facility consists of a revolving credit facility, including amounts available for letters of credit, as defined in the agreement, and a term loan.

       During 1999 and the first quarter of 2000, the Company was unable to comply with certain covenants included in its syndicated credit facility. The banks initially provided a forbearance agreement which extended to April 14, 2000. Concurrent with the expiration of the forbearance agreement, the Company entered into a third amendment to the loan agreements with its banks. The amendment to the syndicated credit facility included the following modifications:

-      The maturity date of the facilities was revised to March 31, 2001

- Maximum available borrowings under the revolving credit facility of $72.5 million as of March 31, 2000 were reduced by $5.0 million on July 1, 2000 and an additional $5.0 million on October 1, 2000 and an additional $10.0 million on October 13, 2000.

- Interest rates were adjusted to prime plus 1% through August 31, 2000, with an increase to prime plus 2% if borrowings under the revolving credit facility exceed $40.0 million on September 1, 2000, an increase to prime plus 3% if revolver borrowings exceed $25.0 million on November 1, 2000 and prime plus 4% if revolver borrowings exceed $5.0 million on January 1, 2001. Default rates, if applicable, will be 3% above the interest rate in effect.

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

       The Company was not in compliance with certain of the terms and conditions of certain of its credit agreements at September 30, 2000. Management intends to discuss the potential covenant violations with its lenders and secure waivers or otherwise amend the agreements to enable compliance through at least the date of the expected sale to Drees (see Notes 1, 9 and 13). In addition, management is of the opinion that its present cash balances, amounts available from its credit agreements and amounts generated from its asset reduction plans will provide adequate funds for its future operations through the date of the sale to Drees provided such sale occurs no later than the first quarter of 2001. However, there can be no assurances that the banks will provide waivers or otherwise amend the credit agreements or continue to provide financing to the Company. In the event the banks do not agree to provide waivers or otherwise amend the credit agreements and accelerate the payments due per the agreements, the Company will encounter great difficulty in meeting the demands of the banks and will need to evaluate various forms of financial reorganization, the most severe of which could include bankruptcy. In addition, losses from continuing operations are anticipated and there are no assurances the Company would be able to secure capital or other financing to fund these losses. Although management is pursuing various initiatives to sell certain or all of its operations there are no assurances the net proceeds would be sufficient to pay all creditors or provide any distributions to the Company's shareholders.

       As of November 1, 2000 borrowings under the revolving credit facility were approximately $39.3 million, accordingly interest rates were adjusted to prime plus 3.0%. Further, as of November 20, 2000, management believes borrowings under the revolving credit facility will exceed
       $5.0 million on January 1, 2001. If borrowings exceed $5.0 million on January 1, 2001, interest rates will be adjusted to prime plus 4.0% through the maturity of the facility.

       The Company is contingently liable under letters of credit of approximately $5.4 million issued as a result of lot and land acquisition and development activities through September 30, 2000.

(5)    Earnings (Loss) Per Common Share-

       Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

       Options to purchase 459,788 and 456,634 shares of common stock at an average exercise price of $9.50 and $9.32 per share were outstanding as of September 30, 2000 and 1999, respectively, but were not included in the computation of earnings per share since the options' exercise prices were greater than the average market price of the common shares. In addition, inclusion of any options in the computation of diluted earnings per share would be anti-dilutive in the event of a net loss from continuing operations.

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

- The Company agreed to pay up to $3.0 million in connection with certain annual lease obligations. During the nine months ended September 30, 2000, $1.2 million was expensed under this commitment.

- Subsequent to the sale, model home inventory was replaced with the inventory of American Homestar. Costs of replacement was provided by the Company and American Homestar.

- Subsequent to the sale, the Company and American Homestar each agreed to provide up to $50 per quarter for the four quarters subsequent to March 15, 1999 to support advertising and promotional initiatives.

- American Homestar agreed to provide certain management and consulting services for up to three years for compensation of at least $0.5 million plus an additional fee of up to $0.75 million based upon quarterly losses during the first four quarters following closing. During the nine months ended September 30, 2000, $288 was expensed under this agreement. Beginning April 1, 2000, the Company is committed to pay $1,000 per month to American Homestar for such services through March 15, 2002.

- American Homestar and the Company each agreed to provide working capital loans of up to $0.5 million to HomeMax which will accrue interest at prime. During the nine months ended September 30, 2000, the Company provided additional financing of $0.5 million and American Homestar provided additional financing of $0.75 million.

- The Company has the option to sell and American Homestar has the option to buy 50% of HomeMax within three years at a defined price.


- The Company received an option, which expires on March 15, 2004, to purchase up to 150,000 shares of common stock of American Homestar with an exercise price of $18.00 per share.

       The accompanying financial statements include the results of HomeMax for all applicable periods. Losses for the periods subsequent to the transaction allocable to American Homestar are included as a component of minority interest in loss of consolidated entities in the consolidated statements of operations. Losses in excess of American Homestar's initial investment have continued to be allocated given American Homestar's additional funding to HomeMax through its $4.0 million subordinated convertible loan as well as other financing provided. American Homestar's investment, net of allocable losses, is included as a component of minority interest in the accompanying balance sheets. The gain resulting from the Company's sale of a 25% interest in HomeMax to American Homestar ($1,765) has been deferred until, among other factors, American Homestar converts its subordinated note into an additional 25% equity interest in HomeMax.

(8)    Litigation-

       During 1999, the Company became aware of certain moisture and mold related issues in certain of its luxury site-built home communities in Mason, Ohio. The Company has vigorously pursued various remediation initiatives in an effort to address the various homeowner concerns. As of December 31, 1999 and through September 30, 2000, the Company estimated the cost of remediation approximates $3.8 million. Certain of the costs associated with the remediation efforts are subject to recovery through the Company's insurance. To date, the Company's primary carrier has accepted certain coverage, however, the excess insurance carrier has to date denied coverage. The Company continues to vigorously pursue its rights under its insurance policies. In the opinion of management and legal counsel it is remote that insurance recoveries will be less than $1.0 million. Through September 30, 2000 the Company received insurance proceeds of approximately $432. Adjustments to the estimated costs of remediation as well as the related minimum insurance recoveries will be recorded in the periods in which the facts and circumstances which warrant such adjustments become known. Through September 30, 2000, the Company incurred costs of approximately $3.3 million related to the remediation efforts.

       As of September 30, 2000, the Company had contractual remediation costs of approximately $2.9 million with certain homeowners in the communities. In March 2000, a purported class action suit was filed by a homeowner which claimed compensatory damages of more than $25, treble and punitive damages and other costs. The Company intends to vigorously defend this matter. However, given the preliminary nature of the case, the uncertainty relative to the potential costs of remediation and the uncertainties relative to the scope of insurance coverage available, the Company is currently uncertain as to the magnitude of the potential uninsured liability associated with the case.

(9)    Discontinued Operations-

       (a) Entry Level Home Segment--On December 13, 1999, the Board of Directors approved plans to discontinue the affairs of Hearthside. Accordingly, in 1999 the Company recorded a provision of $1.75 million as the estimate of the costs of discontinuing the Hearthside operations. As of September 30, 2000, approximately $275,000 of this amount is unused. The net losses associated with the operations of Hearthside for the three months and nine months ended September 30, 1999 are included in the accompanying consolidated statements of operations as discontinued operations. In addition, net assets (liabilities) of Hearthside are included in net assets of discontinued operations in the accompanying balance sheets. The results of the discontinued Hearthside segment reflect an allocation of interest expense based on assets deployed. Summary financial information of Hearthside is as follows:

                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30,               SEPTEMBER 30,
                                      ------------------        ----------------------
                                      2000        1999           2000           1999
                                      ----       -------        -------       --------
       Net revenues                   $388       $ 7,591        $11,989       $ 18,716
       Interest allocation            $  4       $   303        $   183       $    762

       Pretax operating loss          $--        $  (481)       $  --         $ (1,571)
       Benefit for income taxes        --            177           --              578
                                      ----       -------        -------       --------
       Net loss                       $--        $  (304)       $  --         $   (993)
                                      ====       =======        =======       ========

                                                                            AS OF SEPTEMBER 30,
                                                                          -----------------------
                                                                           2000            1999
                                                                          -------        --------
       Land and home inventories                                          $  --          $ 14,232
       Other assets                                                           394             585
       Liabilities                                                         (1,465)         (3,196)
                                                                          -------        --------
                Net assets (liabilities) of discontinued operations       $(1,071)       $ 11,621
                                                                          =======        ========

       The disposal of Hearthside assets through an orderly sales process is expected to be completed no later than December 13, 2000.

       (b) Luxury Site-Built Homes Segment--On November 13, 2000, the Board of Directors approved plans to discontinue the operations of the Zaring Homes segment. As indicated previously, the Company has reached a tentative agreement with Drees to sell certain of the assets of the Zaring Homes Cincinnati, Nashville and Indianapolis divisions to Drees. In addition, on October 13, 2000, the Company sold certain of the assets of the Raleigh division to Drees and on November 13, 2000, the Company sold certain of the assets of the Charlotte division to St. Lawrence Homes (see Note 13).

       The Company expects to close on the sale of the net assets of the Cincinnati, Nashville and Indianapolis divisions within the next twelve months. In the event the sale to Drees does not materialize, the Company will aggressively pursue other purchasers for these three divisions. Accordingly, the net income (losses) associated with the operations of Zaring Homes are included in the accompanying statements of operations as discontinued operations for each of the periods presented. In addition, the net assets of Zaring Homes are included in net assets of discontinued operations in the accompanying consolidated balance sheets.

       For the period ended September 30, 2000, the loss on discontinued operations includes the write down of assets to estimated realizable value and a provision for anticipated closing costs and operating losses until disposal aggregating approximately $3.0 million. The results of the Zaring Homes segment reflect an allocation of interest expense based on assets deployed. Summary financial information of the Zaring Homes segment is as follows:

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED,
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                   -----------------------       -------------------------
                                                     2000           1999            2000            1999
                                                   --------        -------       ---------        --------
       Revenues                                    $ 75,747        $78,595       $ 234,961        $183,847
       Cost of sales                                 63,497         62,209         199,893         146,468
       Interest, net                                  1,658            797           4,435           1,507
       Selling, general and administrative            9,600         10,187          30,636          25,617
                                                   --------        -------       ---------        --------
       Operating income (loss)                          992          5,402              (3)         10,255
       Provision for discontinued operations          3,000           --             3,000            --
       Other income (expense)                          (989)           113            (794)             30
                                                   --------        -------       ---------        --------
       Pretax operating income (loss)                (2,997)         5,515          (3,797)         10,285
       Provision (benefit) for taxes                  4,546          2,167           4,252           3,971
                                                   --------        -------       ---------        --------
       Net income (loss)                           $ (7,543)       $ 3,348       $  (8,049)       $  6,314
                                                   ========        =======       =========        ========

                                                     AS OF SEPTEMBER 30,
                                                   ------------------------
                                                     2000            1999
                                                   --------        --------
       Land                                        $ 43,816        $ 53,759
       Luxury site-built homes                       38,717          67,506
       Property and equipment, net                    4,870           6,306
       Other assets                                   2,135           1,686
       Accounts payable                             (13,654)        (21,435)
       Accrued expenses                              (9,504)         (6,277)
       Customer deposits                             (5,163)         (8,059)
       Notes payable                                (57,565)        (71,187)
                                                   --------        --------
       Net assets of discontinued operations       $  3,652        $ 22,299
                                                   ========        ========

       (c) Financial Services Segment--Upon closing the sale of the last remaining division of the Zaring Homes segment, the operations of the Zaring Financial Services segment will be discontinued. As a result, the net income (losses) associated with the operations of Zaring Financial Services are included in the accompanying consolidated statements of operations as discontinued operations for all periods presented. In addition, the net assets of Zaring Financial Services are included in net assets of discontinued operations in the accompanying consolidated balance sheets. Summary financial information of Zaring Financial Services is as follows:

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                                ------------------------       -------------------------
                                                                 2000             1999            2000           1999
                                                                -------         --------       ---------       ---------
       Revenues                                                 $   514          $   434        $  1,335         $ 1,102
       Pretax operating income (loss)                                58               51            (176)             82
       Provision (benefit) for income taxes                          21               21             (65)             33
                                                                -------         --------       ---------       ---------
       Net income (loss)                                        $    37         $     30       $    (111)      $      49
                                                                =======         ========       =========       =========

                                                                  AS OF SEPTEMBER 30
                                                               -------------------------
                                                                 2000             1999
                                                               --------          -------
       Mortgage receivables                                     $ 4,663          $   585
       Other assets                                                 249              193
       Revolving credit note                                     (4,061)            (289)
       Other liabilities                                           (132)             (44)
                                                               --------          -------
       Net assets of discontinued operations                   $    719          $   445
                                                               ========          =======

       (d) Majority Shareholder LLCs--Upon closing the sale of the Zaring Homes divisions the agreements between Zaring Homes and the Majority Shareholder LLCs will be terminated and the Majority Shareholder LLCs will enter into new agreements with the third party purchasers. As a result, the activities of these entities will no longer be required to be consolidated with the results of the Company. The Majority Shareholder LLCs are included as a component of discontinued operations in the accompanying financial statements of the Company. Summary information of the Majority Shareholder LLCs is as follows:

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 -----------------------          ----------------------
                                                                  2000             1999            2000            1999
                                                                 ------           ------          ------          ------
       Revenues                                                  $1,565           $1,078          $4,866          $2,493
       Cost of sales                                              1,230              977           3,920           2,256
       Interest, net                                                298              336             963             873
       Selling, general and administrative                           40               52              89             147
                                                                 ------           ------          ------          ------
       Operating loss                                                (3)            (287)           (106)           (783)
       Other income                                                 268              209             811             535
       Minority interest                                           (265)              78            (705)            248
                                                                 ------           ------          ------          ------
                                                                 $   --           $   --          $   --          $   --
                                                                 ======           ======          ======          ======

                                                                  AS OF SEPTEMBER 30
                                                               -------------------------
                                                                 2000             1999
                                                               --------         --------
       Model homes                                             $ 11,916         $ 10,184
       Land                                                       5,207            8,731
       Other assets                                               2,859              837
       Notes payable                                            (17,817)         (17,828)
       Other liabilities                                           (105)            (868)
       Minority interest                                         (2,060)          (1,056)
                                                               --------         --------
       Net assets of discontinued operations                   $     --         $     --
                                                               ========         ========

(10)   New Pronouncements-

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

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements"(SAB 101). SAB 101 interprets and expands upon existing guidance regarding revenue recognition. The implementation of SAB 101 is required no later than the fourth quarter of 2000. The Company does not expect SAB 101 to have a material impact on revenue recognition.

(11)   Reclassifications-

       Certain amounts in the consolidated interim financial statements for 1999 have been reclassified to conform to the 2000 presentation.

(12)   Segment Information-

       The following tables set forth, for the periods indicated, certain segment information regarding the Company's operations.

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED,
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     -----------------------        ------------------------
                                                                       2000           1999            2000            1999
                                                                     --------        -------        --------        --------
                                                                      (dollars in thousands)         (dollars in thousands)
              HomeMax, Inc.
                   Retail Distribution Manufactured Homes
                       Revenues                                      $ 10,579        $ 4,858        $ 30,800        $ 15,072
                       Cost of sales                                    9,018          4,495          26,231          13,424
                       Interest                                           422            309           1,240           1,223
                       Asset impairment                                 6,300           --             6,300            --
                       Selling, general and administrative              2,387          3,306           8,066           8,164
                                                                     --------        -------        --------        --------
                       Operating loss                                  (7,548)        (3,252)        (11,037)         (7,739)
                       Other income (expense)                             (66)          --               409              44
                       Minority interest                                1,817            616           2,310           1,215
                                                                     --------        -------        --------        --------
                       Pretax Retail Distribution Loss                 (5,797)        (2,636)         (8,318)         (6,480)

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED,
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     -----------------------        ------------------------
                                                                       2000           1999            2000            1999
                                                                     --------        -------        --------        --------
              Corporate
                       Interest                                          (516)          (363)         (1,533)         (1,146)
                       General and administrative                      (1,117)          (887)         (3,646)         (3,281)
                                                                     --------        -------        --------        --------

                       Loss before taxes and discontinued
                         operations                                    (7,430)        (3,886)        (13,497)        (10,907)
                       Provision (benefit) for income taxes             5,500           (838)          3,789          (3,133)
                                                                     --------        -------        --------        --------
                       Net loss before discontinued operations        (12,930)        (3,048)        (17,286)         (7,774)
                       Income (loss) from discontinued
                         operations, net of tax                        (7,506)         3,074          (8,160)          5,370
                                                                     --------        -------        --------        --------
                       Net income (loss)                             $(20,436)       $    26        $(25,446)       $ (2,404)
                                                                     ========        =======        ========        ========

Other pertinent information regarding the Company's segment operations is as follows:

                                                                 HOMEMAX, INC.
                                                                    RETAIL
                                                                 DISTRIBUTION
                                                                 MANUFACTURED
                                                                     HOMES             CORPORATE             TOTAL
                                                                 -------------         ----------           -------
       Segment assets:
          as of September 30, 2000                                  $17,650               $8,141            $25,791

       RECONCILIATION OF SEGMENT ASSETS TO TOTAL ASSETS AS
          OF SEPTEMBER 30, 2000:

       Total segment assets                                         $25,791
       Elimination of inter-entity investments                           60
       Net assets of discontinued operations                          3,300
                                                                    -------
       Cash and cash equivalents*                                    11,876
                                                                    $41,027
                                                                    =======

*Management excludes cash and cash equivalents from assessing a segment's operating performance.

(13)   Subsequent Event-

       On November 1, 2000, the Company announced that its agreement to negotiate exclusively with The Drees Company (Drees), a privately-owned homebuilder headquartered in Northern Kentucky, had been extended through November 22, 2000. Per the terms of the proposed transaction Drees would purchase certain of the net assets of Zaring Homes' Cincinnati, Nashville and Indianapolis divisions. On October 13, 2000, Drees acquired certain of the operating assets of Zaring Homes' Raleigh division for approximately $11.0 million

       On November 13, 2000, St. Lawrence Homes, a privately-owned single family homebuilder based in Raleigh, North Carolina acquired substantially all of the real estate assets and assumed the lot purchase contracts of Zaring Homes' Charlotte division for $3.3 million. Zaring Homes discontinued accepting customer contracts for new construction in Charlotte on August 24, 2000. All Zaring homes under contract of sale in Charlotte will be completed and warranted by Zaring Homes.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
                               SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

The Company has plans to discontinue the operations of its Zaring Homes, Hearthside and Zaring Financial Services segments and will ultimately no longer be required to consolidate the results of the LLCs controlled by its principal shareholder. Accordingly, the results of operations include the results of the continuing operations of HomeMax and Corporate and the results of the Zaring Homes, Hearthside, Zaring Financial Services and Majority Shareholders LLC segments as discontinued operations.

The Company's business and the manufactured housing industry are subject to changes in national and local economic conditions, as well as other factors, including employment levels, availability of financing, interest rates, consumer confidence and housing demand. The Company's results of continuing operations for the periods presented include retail distribution manufactured homes and reflect the cyclical nature of that industry.

The Company reported consolidated net revenues from continuing operations of $10.6 million for the quarter ended September 30, 2000, compared to $4.9 million for the same quarter in 1999, an increase of 117.8%. The net loss from continuing operations for the quarter was $(12.9) million or $(2.82) per share, compared to a net loss of $(3.0) million or $(0.66) per share for the same quarter of 1999.

For the nine months ended September 30, 2000, consolidated revenues from continuing operations were $30.8 million, compared to $15.1 million for the same period in 1999, an increase of 104.3%. The net loss from continuing operations for the nine months ended September 30, 2000 was $(17.3) million or $(3.77) per share, compared to a net loss of $(7.8) million or $(1.69) per share for the nine months ended September 30, 1999.

The following tables set forth, for the periods indicated, certain financial information regarding the Company's operating segments:

                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  -----------------------        ------------------------
                                                                    2000           1999            2000            1999
                                                                  --------        -------        --------        --------
                                                                   (dollars in thousands)         (dollars in thousands)
       HomeMax, Inc.
            Retail Distribution Manufactured Homes
                Revenues (1)                                      $ 10,579        $ 4,858        $ 30,800        $ 15,072
                Cost of sales                                        9,018          4,495          26,231          13,424
                Interest                                               422            309           1,240           1,223
                Asset impairment                                     6,300           --             6,300            --
                Selling, general and administrative                  2,387          3,306           8,066           8,164
                                                                  --------        -------        --------        --------
                Operating loss                                      (7,548)        (3,252)        (11,037)         (7,739)
                Other income (expense)                                 (66)          --               409              44
                Minority interest                                    1,817            616           2,310           1,215
                                                                  --------        -------        --------        --------
                Pretax Retail Distribution Loss                     (5,797)        (2,636)         (8,318)         (6,480)

       Corporate
                Interest                                              (516)          (995)         (1,533)         (1,146)
                General and administrative                          (1,117)          (887)         (3,646)         (3,281)
                                                                  --------        -------        --------        --------

                Loss before taxes and discontinued
                  operations                                        (7,430)        (4,518)        (13,497)        (10,907)
                Provision (benefit) for income taxes                 5,500         (1,470)          3,789          (3,133)
                                                                  --------        -------        --------        --------
                Net loss before discontinued operations            (12,930)        (3,048)        (17,286)         (7,774)
                Income (loss) from discontinued operations,
                  net of tax                                        (7,506)         3,074          (8,160)          5,370
                                                                  --------        -------        --------        --------
                Net income (loss)                                 $(20,436)       $    26        $(25,446)       $ (2,404)
                                                                  ========        =======        ========        ========

(1) Revenue from sale is recognized upon the closing of the sale.

                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                                               ------------------------               -----------------------
                                                                2000             1999                  2000             1999
                                                               -------          -------               -------         -------
                                                                (dollars in thousands)                 (dollars in thousands)
Retail Distribution Manufactured Homes
Operating data:
     Units
         New Orders (1)                                            105              106                   414             294
         Closings (2)                                              153               83                   467             262
         Backlog (3)                                               148              199                   148             199
Average revenue per closing                                    $    63          $    57               $    63         $    56
Average value of new order sales                               $    59          $    67               $    62         $    61
Sales value of backlog                                         $12,295          $14,268               $12,295         $14,268

(1) New orders represent total new home orders received during the period, net of cancellations.

(2)    Revenue from a sale is recognized upon the closing of the sale.

(3)    Backlog includes new orders which have not yet closed.

HOMEMAX, INC., RETAIL DISTRIBUTION MANUFACTURED HOMES- Net revenues for the three months ended September 30, 2000 increased $5.7 million from $4.9 million in the third quarter of 1999 to $10.6 million. HomeMax closed 153 units in the third quarter of 2000, an increase of 84.3% from the 83 units closed in the same period of 1999. Net revenues for the nine months ended September 30, 2000 increased $15.7 million or 104.4% from $15.1 million for the first nine months of 1999 to $30.8 million for the first nine months of 2000. HomeMax closed 467 units during the first nine months of 2000, an increase of 78.2% from the 262 units closed in the same period of 1999. The increase is due to the maturity of the sales villages and new management at a majority of the villages.

Gross profit was $1.6 million or 14.8% for the three months ended September 30, 2000 as compared to $363 or 7.5% for the same period in 1999. Gross profit dollars and percentages were $4.6 million and 14.8% during the first nine months of 2000 as compared to $1.6 million and 10.9% during the first nine months of 1999. The increase in gross profit dollars is due mainly to the increase in average net revenues per unit.

Interest expense was $422 or 4.0% of revenues in the third quarter of 2000 compared to $309 or 6.4% of revenues in the corresponding quarter of 1999. Interest expense was $1.2 million, 4.0% of revenues for the first nine months of 2000 as compared to $1.2 million, 8.1% of revenues for the first nine months of 1999. The decrease in interest expense as a percentage of revenues is primarily attributable to the increase in revenues and the recapitalization of the operations in conjunction with the joint venture agreement with American Homestar, signed March 15, 1999.

In response to the actual and anticipated losses of HomeMax and the planned consolidation of certain of the sale villages, management determined the undiscounted estimated future cash flows of HomeMax were less than the carrying value of the associated long-lived assets. Accordingly, HomeMax adjusted the carrying value of the long-lived assets of HomeMax to their estimated fair market value through the recognition of a provision for asset impairment of approximately $6.3 million. The estimated fair value of the assets was based on reviews of comparable asset values.

Selling, general and administrative expenses for HomeMax were $2.4 million or 22.6% of revenues for the three months ended September 30, 2000 compared to $3.3 million or 68.0% of revenues for the same period in 1999. Selling expenses were $644 or 6.1% of revenues in the third quarter of 2000 compared to $667 or 13.5% of revenues in the third quarter of 1999. General and administrative expenses were $1.7 million or 16.5% of revenues in the third quarter of 2000 compared to $2.6 million or 54.3% of revenues in the third quarter of 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $8.1 million or 26.2% of revenues as compared to $8.2 million or 54.1% of revenues for the same period of 1999. Selling expenses were $2.0 million or 6.6% of revenues for the nine months ended September 30, 2000 versus $2.2 million or 14.7% of revenues for the same period of 1999. General and administrative expenses were $6.0 million or 19.6% of revenues for the nine months ended September 30, 2000 as compared to $5.9 million or 39.5% of revenues for the first nine months of 1999. The decrease in selling expenses as a percentage of revenues for the quarter and the nine month periods ended September 30, 2000 as compared to the same periods in 1999 is due mainly to a decrease in the number of sales associates and a decrease in advertising costs. The decrease in selling, general and administrative expenses as a percentage of revenues is due mainly to the increase in net revenues.

Other income for the nine months ended September 30, 2000 includes a gain of $529 related to the second quarter sale of two unopened sales villages.

As a result of the foregoing, HomeMax reported a pretax loss of $(5.8) million or (54.8)% of revenues in the third quarter of 2000 compared to a pretax loss of $(2.6) million, (53.6)% of revenues, in the third quarter of 1999. In the nine months ended September 30, 2000, HomeMax reported a pretax loss of $(8.3) million or (27.0)% of net revenues versus a pretax loss of $(6.4) million or (42.8)% of net revenues for the nine months ended September 30, 1999.

CORPORATE- Corporate general and administrative expenses were $1.1 million for the three month period ended September 30, 2000, as compared to $887 for the three month period ended September 30, 1999. Corporate general and administrative expenses were $3.6 million and $3.3 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in Corporate general and administrative expenses is attributed mainly to increases in legal and professional costs related to the efforts to sell certain of the Company's segments.

INCOME TAXES- The aggregate provisions for income taxes included in the accompanying consolidated statements of operations includes a valuation allowance recorded during the quarter ended September 30, 2000 of $10.6 million. The aggregate valuation allowance has been allocated among continuing and discontinued operations based on the origin of the timing items in amounts approximating $6.2 million and $4.4 million, respectively. The recognition of the valuation allowance is primarily attributable to the fact that the previously recorded deferred tax assets will only be realized through prospective taxable income and there are substantial uncertainties relative to the prospects of realizing such taxable income. The future tax benefit of $1,381 included in the accompanying consolidated balance sheet as of September 30, 2000 represents the estimated tax refunds related to the utilization of certain tax loss carrybacks.

DISCONTINUED OPERATIONS-

(a) Zaring Homes, Inc., Luxury Site-Built Homes Segment--On November 13, 2000, the Board of Directors approved plans to discontinue the operations of the Zaring Homes segment. The Company has reached a tentative agreement with The Drees Company (Drees) to sell certain of the assets of the Zaring Homes' Cincinnati, Nashville and Indianapolis divisions to Drees. In addition, on October 13, 2000, the Company sold certain of the assets of the Raleigh division to Drees and on November 13, 2000, the Company sold certain of the assets of the Charlotte division to St. Lawrence Homes.

The Company expects to close on the sale of the net assets of the Cincinnati, Nashville and Indianapolis divisions within the next twelve months. In the event the sale to Drees does not materialize, the Company will aggressively pursue other purchasers for these three divisions.

For the period ended September 30, 2000, the loss on discontinued operations includes the writedown of assets to estimated realizable value and a provision for anticipated closing costs and operating losses until disposal aggregating to approximately $3.0 million.

Net revenues for the three months ended September 30, 2000 were $75.6 million, a decrease of 3.6% from the $78.6 million reported in the same period in 1999. Zaring Homes delivered 245 homes in the third quarter of 2000, compared to 292 homes in 1999, a 16% decrease. This decrease in revenues and homes delivered for the quarter ended September 30, 2000 as compared to the same quarter in 1999 was primarily due to the slowing of the luxury housing market in substantially all of the Company's markets offset by an increase in revenue per home closed of $39,000. Net revenues for the nine months ended September 30, 2000 were $234.9 million on 779 closings as compared to $183.8 million on 664 closings for the nine months ended September 30, 1999, a 27.8% increase in revenues and 17.3% increase in closings. The total sales value of backlog was $89.4 million as of September 30, 2000 as compared to $162.9 million as of September 30, 1999, a 45.1% decrease.

Gross profit dollars and percentages were $12.2 million and 16.2% in the third quarter of 2000 as compared to $16.4 million and 20.8% in the third quarter of 1999. Gross profit dollars decreased in the third quarter of 2000 as compared to the third quarter of 1999 primarily due to the decrease in the number of homes delivered and increased subcontractor and other production related costs. Gross profit dollars and percentages were $35.1 million and 14.9% during the first nine months of 2000 as compared to $37.4 million and 20.3% during the first nine months of 1999. The decline in gross profit dollars and percentages through September 30, 2000 is attributable to increased subcontractor and other production related costs.

Interest increased $0.9 million in the third quarter of 2000 as compared to the third quarter of 1999. As a percentage of net revenues, interest expense increased to 2.2% from 1.0%. This increase in interest expense is due to the increase in interest rates related to the third amendment to the syndicated credit facility which became effective April 14, 2000 and increases in average borrowings outstanding. Interest expense for the nine months ended September 30, 2000 increased $2.9 million from $1.5 million in 1999 to $4.4 million in 2000. As a percentage of net revenues interest expense increased to 1.9% for the nine months ended September 30, 2000 from 0.8% for the same period in 1999. The increase in interest in dollars and as a percentage of net revenues were similarly due to higher average borrowings and rates.

As a percentage of revenues, selling expenses decreased to 6.7% of revenues for the three months ended September 30, 2000 as compared to 9.0% of revenues for the same period in 1999. Selling expenses for the quarter ended September 30, 2000 decreased $1.9 million as compared to the corresponding period in 1999. This decrease is primarily due to the decrease in the number of homes delivered and decreases in the sales staff. Selling expenses for the nine months ended September 30, 2000 increased $2.4 million to $17.6 million from $15.2 million. As a percentage of revenues, selling expenses were 7.5% for the nine months ended September 30, 2000 as compared to 8.3% for the same period of 1999. This decrease as a percentage of revenues is due to the decrease in sales staff. As a percentage of revenues, general and administrative expenses increased to 5.9% in the third quarter of 2000 from 4.0% in the third quarter of 1999. General and administrative expenses increased $1.3 million or 42.8% in the third quarter of 2000 compared to the third quarter of 1999, due primarily to increases in payroll and office related costs. General and administrative expenses increased $2.7 million or 25.6% in the first nine months of 2000 compared to the same period of 1999. As a percentage of revenues, general and administrative expenses remained relatively flat at 5.6% in the first nine months of 2000 compared to the same period in 1999. As a percentage of revenues, selling, general and administrative expenses were 12.7% and 13.0% for the three month period ended September 30, 2000 and 1999, respectively, and 13.0% and 13.9% for the nine month period ended September 30, 2000 and 1999, respectively. The decrease in this percentage is mainly due to the increase in revenues.

Other expense for the three months ended September 30, 2000 includes a loss of $(824) on the sale of the Louisville division.

As a result of the foregoing, Zaring Homes reported pretax loss of $(3.0) million or (4.0)% of net revenues in the third quarter of 2000, a decrease of $8.5 million from pre-tax income of $5.5 million in the same period in 1999. For the nine months ended September 30, 2000, Zaring Homes reported a pre-tax loss of $(3.8) million or (1.6)% of net revenues as compared to pre-tax income of $10.3 million or 5.6% of net revenues in the same period of 1999.

(b)Hearthside Homes LLC, Entry Level Homes Segment-- On December 13, 1999, the Board of Directors approved plans to discontinue the affairs of Hearthside. Accordingly, in 1999 the Company recorded a provision of $1.75 million as the estimate of the cost of discontinuing the Hearthside operations. As of September 30, 2000, approximately $275,000 of this amount was unused.

(c) Financial Services Segment--Upon closing the sale of the last remaining division of the Zaring Homes segment, the operations of the Zaring Financial Services segment will be discontinued. The financial services segment reported revenues of $0.5 million and $1.3 million for the three months and nine months ended September 30, 2000, respectively. After deducting expenses associated with the mortgage company operations, the financial services segment reported pretax income of $37 and a pretax loss of $(111) for the three months and nine months ended September 30, 2000, respectively. In the third quarter of 1999, the financial services segment reported pretax income of $51 on revenues of $434. In the nine months ended September 30, 1999, the financial services segment reported pretax income of $82 on revenues of $1.1 million.

(d) Majority Shareholder LLCs--Upon closing the sale of the Zaring Homes divisions the agreements between Zaring Homes and the Majority Shareholder LLCs will be terminated and the Majority Shareholder LLCs will enter into new agreements with the third party purchasers. As a result, the activities of these entities will no longer be required to be consolidated with the results of the Company. First Cincinnati Leasing LLC, First Cincinnati Leasing 99 LLC, First Cincinnati Leasing 2000 LLC and First Cincinnati Land LLC are reported as "Majority Shareholder LLCs". Leasing LLC and Leasing 99 LLC closed 6 homes during the three months ended September 30, 2000 for $1.6 million versus 4 home closings for $1.1 million during the three months ended September 30, 1999. Leasing LLC and Leasing 99 LLC closed 17 homes during the nine months ended September 30, 2000 for $4.9 million in revenues as compared to 9 homes closed for $2.5 million in revenues during the same period of 1999. Interest expense was $298 and $963 during the three months and nine months ended September 30, 2000 as compared to $336 and $873 during the same periods in 1999. Interest expense represents interest incurred for model home and undeveloped land holdings. Other income, net represents rental income for model homes and land option payments from the Company net of income deferred until land parcels are sold to unrelated third parties. Deferred income of the LLCs approximated $1.8 million at September 30, 2000 as compared to $1.1 million at September 30, 1999.

                         CAPITAL RESOURCES AND LIQUIDITY

The Company had cash and equivalents and available borrowings on its revolving credit facility of approximately $11.9 million and $10.8 million, respectively, as of September 30, 2000 as compared to $9.2 million and $9.0 million available as of September 30, 1999. These amounts are available to fund the ongoing operations of the Company and the operations of the discontinued segments through their disposal dates.

Net cash used in continuing operations during the nine months ended September 30, 2000 approximated $6.5 million as compared to $10.2 million during the nine months ended September 30, 1999. Net cash used in the first nine months of 2000 is primarily attributable to the net loss ($25.4 million), offset by the provision for asset impairment and the tax valuation allowance.

Net cash provided by investing activities of continuing operations was $2.1 million in the first nine months of 2000 compared to $1.1 in the same period of 1999. The change is primarily attributable to a payment received on the note from American Homestar ($1.5 million) and proceeds of $0.8 million from the sale of sales villages and property and equipment offset by property and equipment additions of $0.1 million.

Net cash provided by financing activities of continuing operations for the nine months ended September 30, 2000 was $0, as compared to $11.0 million in the same period in 1999. The change is primarily due to essentially net payments on debt of $43,000 in 2000 versus net borrowings of debt of $10.6 million in 1999.

The Company has embarked on an asset reduction plan to provide internally generated funds to be utilized for 2000 operating initiatives. The plan consists of, among others:

- Selling the remaining assets of Hearthside and wind up the related operations

-      Selling and leaseback certain model homes to the Company's Chairman

-      Reducing the number of market homes per community

-      Selling certain idle HomeMax sales villages

- Selling the remaining assets of Zaring Homes and wind up the related operations

-      Selling certain or all of its operations

During 1999 and the first quarter of 2000, the Company was unable to comply with certain covenants included in its credit agreements. The banks initially provided a forbearance agreement which extended to April 14, 2000. Concurrent with the expiration of the forbearance agreement, the Company negotiated a third amendment to the loan agreements with its banks. The amendment to the syndicated credit facility included the following modifications:

-      The maturity date of the facilities was revised to March 31, 2001

- Available borrowings under the revolving credit facility which were $72.5 million as of December 31, 1999 were reduced by $5.0 million on July 1, 2000, $5.0 million on October 1, 2000 and an additional $10.0 million on October 13, 2000.

- Interest rates were adjusted to prime plus 1% through August 31, 2000, with an increase to prime plus 2% if borrowings under the revolving credit facility exceed $40.0 million on September 1, 2000, an increase to prime plus 3% if revolver borrowings exceed $25.0 million on November 1, 2000 and prime plus 4% if revolver borrowings exceed $5.0 million on January 1, 2001. Default rates, if applicable, will be 3% above the interest rate in effect.

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

The Company was not in compliance with certain of the terms and conditions of certain of its credit agreements at September 30, 2000. Management intends to discuss the potential covenant violations with its lenders and secure waivers or otherwise amend the agreements to enable compliance through at least the date of the expected sale to Drees. In addition, management is of the opinion that its present cash balances, amounts available from its credit agreements and amounts generated from its asset reduction plans will provide adequate funds for its future operations through the date of the sale to Drees provided such sale occurs no later than the first quarter of 2001. However, there can be no assurances that the banks will provide waivers or otherwise amend the credit agreements or continue to provide financing to the Company. In the event the banks do not agree to provide waivers or otherwise amend the credit agreements and accelerate payments due per the agreements, the Company will encounter great difficulty in meeting the demands of the banks and will need to evaluate various forms of financial reorganization, the most severe of which could include bankruptcy. In addition, losses from continuing operations are anticipated and there are no assurances the Company would be able to secure capital or other financing to fund these losses. Although management is pursuing various initiatives to sell certain or all of its operations there are no assurances the net proceeds would be sufficient to pay all creditors or provide any distributions to the Company's shareholders.

As of November 1, 2000, borrowings under the revolving credit facility were approximately $39.3 million, accordingly interest rates were adjusted to prime plus 3.0%. Further, as of November 20, 2000, management believes borrowings under the revolving credit facility will exceed $5.0 million on January 1, 2001. If borrowings were to exceed $5.0 million on January 1, 2001, interest rates will be adjusted to prime plus 4.0% through the maturity of the facility.

On November 1, 2000 the Company announced that it extended its agreement with Drees through November 22, 2000. Per the terms of the proposed transaction Drees acquired Raleigh operations from Zaring for approximately $11.0 million on October 13, 2000 and Drees will acquire certain of the assets of Zaring Homes Cincinnati, Nashville and Indianapolis divisions. In addition, on November 13, 2000, St. Lawrence Homes, a privately-owned single family home builder based in Raleigh, North Carolina, purchased substantially all of the real estate assets and assumed the lot purchase of Zaring Home Charlotte division. Zaring Homes discontinued accepting customer contracts for new construction in Charlotte on August 24, 2000. All Zaring Homes in Charlotte under contract of sale will be completed and warranted by Zaring Homes.

LOT COMMITMENTS- In the aggregate, as of September 30, 2000, Zaring Homes owned, had the ability to develop or purchase, or had under contract 2,939 lots. At September 30, 2000, Zaring Homes owned approximately 775 lots and undeveloped land, including land owned by Land LLC, which will be developed into approximately 533 lots. Of the 884 lots under contract, Zaring Homes is committed to 257 lots.

PROVISIONS FOR WRITEDOWN TO NET REALIZABLE VALUE- The Company periodically reviews the value of assets held by its reporting segments, including: land, inventories, property and equipment, and intangibles and determines whether any write-downs need to be recorded to reflect declines in value. The estimated net realizable value of real estate inventories and property and equipment represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Company's real estate inventories, property and equipment and certain intangibles is dependent upon future events and conditions that may cause actual results to differ from amounts presently estimated. (see Note 1 to the financial statements)

INFLATION- Housing demand, in general, is affected adversely by increases in interest rates. If mortgage interest rates, and material and labor costs increase significantly, the Company's revenues, gross profit, and net income could be adversely affected.

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

       ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the qualitative and quantitative disclosures about market risk as of September 30, 2000 from that presented in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

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

ITEM 2.    CHANGES IN SECURITIES - NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5. OTHER INFORMATION - The Company was notified April 28, 2000 that it failed to maintain the minimum market value of public float for continued listing on the Nasdaq National Market and that it had until July 27, 2000 to regain compliance. The Company submitted an application to transfer to the Nasdaq SmallCap Market and effective August 14, 2000 the Company's shares were transferred to the Nasdaq SmallCap Market.

On November 14, 2000, Murat H. Davidson resigned as a director of the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K - NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         ZARING NATIONAL CORPORATION
         (Registrant)



Date:  November 20, 2000          By:  /s/Allen G. Zaring III
                                  --------------------------------------
                                  Allen G. Zaring III
                                  Chairman of the Board, President and
                                  Chief Executive Officer


Date:  November 20, 2000          By:  /s/Ronald G. Gratz
                                  ------------------------
                                  Ronald G. Gratz
                                  Chief Financial Officer
                                  Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)